Form 10-Q
period 2014-06-30
FCB FINANCIAL HOLDINGS, INC.
filed 2014-09-12
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36586

FCB FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-36586	27-0775699
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

2500 Weston Road, Suite 300

Weston, Florida 33331

(Address of principal executive offices)

(954) 984-3313

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of September 12, 2014, there were 34,467,913 shares of Class A Common Stock and 6,941,785 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.

FORM 10-Q

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$29,976	$28,819
Interest-earning deposits in other banks	100,634	210,398
Investment securities:
Held to maturity securities (fair value of $0 and $364, respectively)	—	365
Available for sale securities, at fair value	1,724,702	1,145,771
Federal Home Loan Bank and other bank stock, at cost	56,328	36,187

Total investment securities	1,781,030	1,182,323

Loans held for sale	1,492	—
Loans:
New loans	2,306,337	1,770,711
Acquired loans ($326,523 and $359,255 covered by FDIC loss share, respectively)	957,315	488,073
Allowance for loan losses	(17,884)	(14,733)

Loans, net	3,245,768	2,244,051

FDIC Loss share indemnification asset	74,853	87,229
Due from Federal Deposit Insurance Corporation (“FDIC”)	969	3,659
Premises and equipment, net	42,122	40,992
Other real estate owned ($29,840 and $27,299 of foreclosed property covered by FDIC loss share, respectively)	80,988	34,682
Goodwill and other intangible assets	89,466	39,369
Deferred tax assets, net (including valuation allowance of $9,151 and $0, respectively)	35,439	5,828
Bank-owned life insurance	117,113	75,257
Other assets	41,858	20,763

Total assets	$5,641,708	$3,973,370

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest bearing	$435,055	$291,658
Interest bearing	2,090,290	1,336,679

Total transaction accounts	2,525,345	1,628,337
Time deposits	1,432,921	1,165,196

Total deposits	3,958,266	2,793,533

Total borrowings (including FHLB advances of $770,205 and $431,013, respectively)	855,300	435,866
Investment securities purchased not yet settled	41,601	—
Other liabilities	47,093	27,857

Total liabilities	4,902,260	3,257,256

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 29,060,813, 28,992,314 issued and 28,133,501, 28,065,002 outstanding, respectively	29	29
Class B common stock, par value $0.001 per share; 50 million shares authorized; 7,950,785, 8,019,284 issued and 7,758,653, 7,827,152 outstanding, respectively	8	8
Additional paid-in capital	724,519	723,631
Retained earnings	25,466	12,772
Accumulated other comprehensive income (loss)	8,177	(1,575)
Treasury stock, at cost; 927,312 Class A and 192,132 Class B common shares	(18,751)	(18,751)

Total stockholders’ equity	739,448	716,114

Total liabilities and stockholders’ equity	$5,641,708	$3,973,370

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$37,833	$26,297	$72,685	$51,815
Interest and dividends on investment securities	10,566	9,817	20,564	18,725
Other interest income	53	40	121	71

Total interest income	48,452	36,154	93,370	70,611

Interest expense:
Interest on deposits	5,833	4,644	11,142	8,956
Interest on borrowings	1,466	1,038	2,730	2,096

Total interest expense	7,299	5,682	13,872	11,052

Net interest income	41,153	30,472	79,498	59,559
Provision for loan losses	3,236	473	4,326	1,569

Net interest income after provision for loan losses	37,917	29,999	75,172	57,990

Noninterest income:
Service charges and fees	707	554	1,445	1,071
Loan and other fees	2,569	1,436	3,285	2,142
Bank-owned life insurance income	1,038	—	1,856	—
FDIC loss share indemnification loss	(5,247)	(4,729)	(10,239)	(8,518)
Income from resolution of acquired assets	1,692	4,116	2,729	5,915
Gain (loss) on sales of other real estate owned	(359)	(442)	72	1,000
Gain on investment securities	4,448	1,710	6,943	3,096
Other noninterest income	1,842	1,015	3,147	1,638

Total noninterest income	6,690	3,660	9,238	6,344

Noninterest expense:
Salaries and employee benefits	13,411	12,057	29,831	23,357
Occupancy and equipment expenses	3,777	2,571	7,210	5,012
Other real estate and acquired assets resolution related expenses	3,338	6,094	7,099	11,785
Professional services	1,352	1,498	3,184	3,504
Data processing and network	2,357	1,807	5,567	3,439
Regulatory assessments and insurance	1,920	1,278	3,694	2,566
Amortization of intangibles	443	380	859	792
Other operating expenses	4,146	1,770	7,766	3,527

Total noninterest expense	30,744	27,455	65,210	53,982

Income before income tax provision expense	13,863	6,204	19,200	10,352
Income tax provision expense	4,697	1,927	6,506	3,577

Net income	$9,166	$4,277	$12,694	$6,775

Earnings per share:
Basic	$0.26	$0.12	$0.35	$0.18
Diluted	$0.26	$0.12	$0.35	$0.18

Weighted average shares outstanding:
Basic	35,892,154	37,011,598	35,892,154	37,011,598
Diluted	35,896,207	37,015,889	35,896,257	37,014,579

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$9,166	$4,277	$12,694	$6,775
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(4,404), $4,590, $(6,397) and $2,960, respectively	7,008	(7,308)	10,183	(4,714)
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of taxes of $658, $726, $271 and $1,172, respectively	(1,047)	(1,155)	(431)	(1,866)

Total other comprehensive income (loss)	5,961	(8,463)	9,752	(6,580)

Total comprehensive income (loss)	$15,127	$(4,186)	$22,446	$195

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2014 and 2013

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2013	28,992,314	8,019,284	$29	$8	$720,996	$(4,399)	$—	$11,540	$728,174
Net income	—	—	—	—	—	6,775	—	—	6,775
Stock-based compensation	—	—	—	—	1,540	—	—	—	1,540
Other comprehensive income/(loss)	—	—	—	—	—	—	—	(6,580)	(6,580)

Balance as of June 30, 2013	28,992,314	8,019,284	$29	$8	$722,536	$2,376	$—	$4,960	$729,909

Balance as of January 1, 2014	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114
Net income	—	—	—	—	—	12,694	—	—	12,694
Exchange of B shares to A shares	68,499	(68,499)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	888	—	—	—	888
Other comprehensive income/(loss)	—	—	—	—	—	—	—	9,752	9,752

Balance as of June 30, 2014	28,133,501	7,758,653	$29	$8	$724,519	$25,466	$(18,751)	$8,177	$739,448

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$12,694	$6,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,326	1,569
Amortization of intangible assets	859	792
Depreciation of premises and equipment	1,871	1,403
Accretion of discount on loans	(16,306)	(15,785)
Net amortization (accretion) of premium (discount) on investment securities	1,113	1,406
Net amortization (accretion) related to time deposits, FHLB advances and other borrowings	(1,391)	491
Impairment of other real estate owned	732	2,907
FDIC loss share indemnification loss	10,239	8,518
Gain on investment securities	(6,943)	(3,096)
Gain on sale of loans	(562)	(383)
Gain on sale of other real estate	(72)	(1,000)
Loss on sale of premises and equipment	18	7
Stock-based compensation expense	888	1,540
Increase in cash surrender value of BOLI	(1,856)	—
Net change in operating assets and liabilities:
Net change in loans held for sale	(1,492)	—
Net change in other assets	(14,615)	(13,427)
Net change in other liabilities	54,518	34,302

Net cash provided by operating activities	44,021	26,019

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(882,054)	(603,827)
Sales of investment securities available for sale	473,518	305,395
Paydown and maturities of investment securities held to maturity	372	200
Paydown and maturities of investment securities available for sale	128,945	346,625
Purchase of FHLB and other bank stock	(39,785)	(2,664)
Sales of FHLB and other bank stock	19,644	3,935
Net cash paid in acquisition	(14,073)	—
Collection from FDIC on loss share indemnification asset	5,597	23,396
Net change in loans	(404,740)	(329,259)
Purchase of loans	(72,504)	—
Proceeds from sale of loans	23,329	30,490
Purchase of bank-owned life insurance	(40,000)	—
Proceeds from sale of other real estate owned	20,988	26,919
Purchase of premises and equipment	(443)	(773)
Proceeds from the sale of premises and equipment	—	108

Net cash used in investing activities	(781,206)	(199,455)

Cash Flows From Financing Activities:
Net change in deposits	301,594	275,796
Net change in FHLB advances and other borrowings	328,485	(4,000)
Net change in repurchase agreements	(1,166)	1,684
Other financing costs	(335)	—

Net cash provided by financing activities	628,578	273,480

Net Change in Cash and Cash Equivalents	(108,607)	100,044
Cash and Cash Equivalents at Beginning of Period	239,217	96,220

Cash and Cash Equivalents at End of Period	$130,610	$196,264

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,191	$10,517
Income taxes paid	5,816	3,055
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$12,869	$15,773
Fair value of assets acquired	957,324	—
Goodwill recorded	47,355	—
Liabilities assumed	962,194	—

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in FCB’s prospectus filed pursuant to Rule 424(b) under the Securities Act (File No. 333-196935) on August 4, 2014 forming part of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-196935), originally filed on June 20, 2014 (the “Prospectus”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or for any other interim period.

Nature of Operations

FCB Financial Holdings, Inc. (the “Company” or “FCB”), formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, National Association (“Florida Community Bank” or the “Bank), headquartered in Weston, Florida, provides a full range of banking and related services to individual and corporate customers through 54 banking centers located in Florida at June 30, 2014.

On June 13, 2014, Bond Street Holdings, Inc. changed its legal name to FCB Financial Holdings, Inc.

On July 31, 2014, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 registering the shares of the Company’s Class A common stock. The Class A common stock was authorized for trading on the New York Stock Exchange (“NYSE”) under the symbol “FCB.” On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. Of the 7,520,000 shares sold, 4,554,045 shares were sold by the Company and 2,965,955 shares were sold by certain selling shareholders. In addition, on September 3, 2014, the Company sold an additional 720,000 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $104.0 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

Reclassifications

In certain instances, amounts reported in prior periods consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, valuation of and accounting for loans covered by loss sharing arrangements with the FDIC and the related loss share receivable, valuation of and accounting for acquired loans, determination of fair value of financial instruments, valuation of goodwill, intangible assets and other purchase accounting adjustments.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation- Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. This update provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. This ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures”. This update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively. Early application is not permitted. The Company is currently evaluating the impact of adoption.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—“Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this update change the definition of a discontinued operation and, thus, limit the circumstances under which a disposal may be reported as a discontinued operation. Under the amendments, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Updates to Significant Accounting Policies

Loans Held for Sale

Certain residential fixed rate and adjustable rate mortgage loans originated by the Company with the intent to sell in the secondary market are carried at the lower of cost or fair value, as determined by outstanding commitments from investors. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

NOTE 3. BUSINESS ACQUISITIONS

On January 31, 2014, the Bank acquired all the outstanding common stock in Great Florida Bank (“GFB” or “Great Florida”). GFB had total assets of $957.3 million and total liabilities of $962.2 million at fair value as of January 31, 2014. Holders of GFB common stock received $3.24 per share in cash for each common share owned resulting in total cash purchase price of $42.5 million. At the time of acquisition, GFB had 25 banking locations within Southeast Florida and the Miami metropolitan area. The Company contributed capital of $125 million to the Bank at the time of the GFB acquisition.

The Company determined that the acquisition of Great Florida Bank constitutes a business combination as defined by the FASB ASC topic 805, “Business Combinations”. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. Fair values were determined in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements”. In many cases the determination of the fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The Company utilized the assistance of third-party advisors in the determination of fair values for loans, other real estate owned and deferred tax assets acquired.

The following table presents a summary of the assets acquired and liabilities assumed in the Great Florida Bank acquisition recorded at fair value.

(Dollars in thousands)
Consideration paid:
Cash	$42,485
Fair value of assets acquired:
Cash and cash equivalents	28,412
Investment securities	277,639
Loans	548,129
Other real estate owned	55,085
Core deposit intangible	3,601
Fixed assets	2,576
Deferred tax asset	35,736
Other assets	6,146

Total identifiable assets acquired	957,324
Fair value of liabilities assumed:
Deposits	863,976
FHLB advances and other borrowings	92,669
Other liabilities	5,549

Total liabilities assumed	962,194

Fair value of net assets acquired	(4,870)

Goodwill resulting from acquisition	$47,355

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and Cash Equivalents:

These assets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Investment Securities:

Fair value measurement is based upon quoted market prices for similar securities in active or inactive markets (Level 2). Federal Home Loan Bank of Atlanta (“FHLB”) and other bank stock are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value.

Loans:

Acquired loans are recorded at their fair value at the date of acquisition. Fair value for acquired loans is based on a discounted cash flow methodology that considers factors including the type of loan and related collateral type, delinquency and credit classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Additional assumptions used include default rates, loss severity, loss curves and prepayment speeds. Discounts due to credit quality are included in the determination of fair value; therefore an allowance for loan losses is not recorded at the acquisition date. The discount rates used for the cash flow methodology are based on market rates for new originations of comparable loans at the time of acquisition and include adjustments for liquidity concerns. The fair value is determined from the discounted cash flows for each individual loan, and for ASC 310-30 loans are then aggregated at the unit of account, or pool level.

The following is a summary of the acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30, or Non-ASC 310-30 acquired loans, in connection with the acquisition of Great Florida Bank:

(Dollars in thousands)
Acquired loans accounted for under ASC 310-30:
Contractual cash flows	$426,116
Contractual cash flows not expected to be collected (non-accretable difference)	102,581

Expected cash flows	323,535
Excess of the expected undiscounted cash flows over the carrying value (accretable discount)	40,444

Fair value at acquisition	$283,091
Acquired loans not accounted for under ASC 310-30 (Non-ASC 310-30 loans):
Unpaid principal balance	$275,772
Fair value discount	(10,734)

Fair value at acquisition	265,038

Total fair value at acquisition	$548,129

The Company acquired loans with a fair value of $265.0 million that are classified as Non-ASC 310-30 loans as these specific loans did not exhibit deteriorated credit quality since origination or were loans to borrowers that had revolving privileges at acquisition date. The acquired Non-ASC 310-30 loans with revolving privileges had a total unpaid principal balance of $71.5 million and a fair value of $60.6 million at acquisition. The acquired Non-ASC 310-30 loans without revolving privileges had a total unpaid principal balance of $204.3 million and a fair value of $204.4 million at acquisition.

Other Real Estate Owned (“OREO”):

The fair value of acquired OREO is based on the fair value of the property, less estimated cost to sell. Fair value of OREO is typically based on third party real estate appraisals which utilize market and income valuation techniques.

Deferred Tax Asset:

Deferred tax assets represent acquired loss and credit carryforwards and the net tax-affected differences between the book basis and tax basis of certain assets and liabilities, including investment securities, loans, OREO, fixed assets, core deposit intangible assets, time deposits, FHLB advances and other borrowings. The deferred tax assets are evaluated for certain carryover limitations at the acquisition date, such as Section 382 limitations, and whether it is more likely than not that the benefit from certain net operating loss carryforwards can be realized.

As part of the acquisition of Great Florida Bank, the Bank recorded $35.7 million in deferred tax assets, net of $9.2 million in valuation allowance, at acquisition. Upon acquisition, Great Florida Bank incurred a Section 382 ownership change. As such, the Company’s ability to benefit from the use of Great Florida Bank’s pre-ownership change net operating loss and tax credit carry forwards, as well as the potential deductibility of certain of its built-in losses, will be limited to approximately $1.5 million per year, putting at risk the utilization of associated deferred tax assets before they expire. The Company estimates that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, a valuation allowance of $9.2 million was established against the deferred tax assets associated with Great Florida Bank’s pre-ownership change net operating loss carryforwards.

Deposits:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the acquisition date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analysis and using the rates currently offered for deposits of similar remaining maturities.

Advances from the FHLB and Other Borrowings:

The fair value of advances from the FHLB and other borrowings are estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be obtained.

The Great Florida Bank acquisition resulted in goodwill of $47.4 million as the estimated fair value of liabilities assumed and consideration paid exceeded the estimated fair value of assets acquired. The goodwill is included within “Goodwill and other intangible assets” in the consolidated balance sheets. None of the goodwill resulting from the Great Florida Bank acquisition is deductible for tax purposes.

The acquisition of Great Florida Bank is expected to benefit the Company through revenue and expense synergies in addition to the further expansion into the Miami metropolitan area. Management believes the Great Florida Bank acquisition will create opportunities through commercial lending and access to core deposits through a larger branch network.

The core deposit intangible is being amortized on straight line basis over the estimated life, currently expected to be 10 years.

For the six months ended June 30, 2014, the Company incurred $5.0 million of bank acquisition, legal fees, accounting advisory, data conversion, retention payments and severance expenses related to the acquisition of Great Florida Bank which is recorded in noninterest expenses in the consolidated statement of income.

The provisional amounts recorded for the Great Florida Bank acquisition may be updated if better information is obtained about the initial assumptions used to determine fair value amounts or if new information is obtained regarding the facts and circumstances that existed at the date of acquisition. The provisional amounts may be adjusted through the completion of the measurement period, which does not exceed one year from the date of acquisition. Fair values are preliminary estimates for deferred tax assets.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
June 30, 2014		Gains	Losses
	(Dollars in thousands)
Held to maturity:
Foreign bonds	$—	$—	$—	$—

Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$79,896	$594	$392	$80,098
U.S. Government agencies and sponsored enterprises mortgage-backed securities	575,101	5,132	1,191	579,042
State and municipal obligations	2,039	198	—	2,237
Asset-backed securities	443,972	3,790	1,126	446,636
Corporate bonds and other debt securities	544,041	7,230	20	551,251
Preferred Stock	66,340	149	1,051	65,438

Total available for sale	$1,711,389	$17,093	$3,780	$1,724,702

	Amortized Cost	Unrealized		Fair Value
December 31, 2013		Gains	Losses
	(Dollars in thousands)
Held to maturity:
Foreign bonds	$365	$—	$1	$364

Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$51,553	$58	$456	$51,155
U.S. Government agencies and sponsored enterprises mortgage-backed securities	243,062	1,071	2,495	241,638
State and municipal obligations	2,039	85	—	2,124
Asset-backed securities	385,979	3,267	1,281	387,965
Corporate bonds and other debt securities	375,373	4,453	601	379,225
Preferred Stock	90,330	205	6,871	83,664

Total available for sale	$1,148,336	$9,139	$11,704	$1,145,771

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits. The carrying value of all pledged securities totaled $946.5 million and $437.4 million at June 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities available for sale and held to maturity, by contractual maturity, are as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:
Due in one year or less	$—	$—	$365	$364

Total held to maturity	$—	$—	$365	$364

Available for sale:
Due in one year or less	$19,337	$19,538	$10,085	$10,212
Due after one year through five years	403,194	407,426	305,317	309,064
Due after five years through ten years	85,262	84,966	10,735	10,665
Due after ten years	118,183	121,656	51,913	52,044
U.S. Government agencies and sponsored enterprises mortgage-backed securities and asset-backed securities	1,019,073	1,025,678	679,956	680,122
Preferred Stock	66,340	65,438	90,330	83,664

Total available for sale	$1,711,389	$1,724,702	$1,148,336	$1,145,771

For purposes of the maturity table, mortgage-backed securities and asset-backed securities, the principal of which are repaid periodically, are presented as a single amount. The expected lives of these securities will differ from contractual maturities because borrowers may have the right to prepay the underlying loans with or without prepayment penalties.

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$23,305	$129	$19,866	$263	$43,171	$392
U.S. Government agencies and sponsored enterprises mortgage-backed securities	23,444	130	56,826	1,061	80,270	1,191
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	118,831	1,113	2,500	13	121,331	1,126
Corporate bonds and other debt securities	32,130	20	—	—	32,130	20
Preferred stock	12,951	59	36,251	992	49,202	1,051

Total available for sale	$210,661	$1,451	$115,443	$2,329	$326,104	$3,780

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$41,276	$456	$—	$—	$41,276	$456
U.S. Government agencies and sponsored enterprises mortgage-backed securities	141,304	2,494	636	1	141,940	2,495
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	161,879	1,233	11,949	48	173,828	1,281
Corporate bonds and other debt securities	58,596	601	—	—	58,596	601
Preferred stock	65,061	6,871	—	—	65,061	6,871

Total available for sale	$468,116	$11,655	$12,585	$49	$480,701	$11,704

At June 30, 2014, the Company’s security portfolio consisted of 307 securities, of which 63 securities were in an unrealized loss position. A total of 35 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates. All securities available for sale at June 30, 2014 and December 31, 2013 are investment grade based on ratings from recognized rating agencies.

The Company monitors its investment securities for other than temporary impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varies depending on the situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other than temporarily impaired at June 30, 2014 or December 31, 2013. The following describes the basis under which the Company has evaluated OTTI:

U.S. Government Agencies and Sponsored Enterprises Obligations and Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Government agencies and sponsored enterprises obligations and MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

Corporate Bonds and Asset Backed Securities:

Securities were generally underwritten in accordance with the Company’s own investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

Preferred Stock:

The unrealized losses associated with preferred stock investments in large U.S. financial institutions are primarily driven by changes in interest rates. These securities were generally underwritten in accordance with the Company’s own investment standards prior to the decision to purchase. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

Gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds from sales	$241,400	$193,036	$493,162	$309,330

Gross realized gains	$5,203	$1,757	$7,897	$2,566
Gross realized losses	(824)	(92)	(1,012)	(92)

Net realized gains (losses) on sales	$4,379	$1,665	$6,885	$2,474

NOTE 5. LOANS, NET

The Company’s loan portfolio consists of new and acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations as new loans (“New” loans). The Company classifies loans acquired through business combinations as acquired loans (“Acquired” loans). The acquired loan portfolio is segmented into “Covered Loans”, loans subject to loss sharing with the FDIC, and “Non-Covered Loans”, acquired loans without loss share reimbursement. Additionally, the new loan portfolio is classified as “Non-Covered Loans”. A portion of the acquired loan portfolio, both Covered and Non-Covered Loans, exhibited evidence of deterioration in credit quality since origination, and are accounted for under ASC 310-30. The remaining portfolio of acquired loans consists of loans that were not considered ASC 310-30 loans at acquisition and are classified as Non-ASC 310-30 loans. Approximately 10.0% and 15.9% of total portfolio loans are covered by loss sharing agreements with the FDIC as of June 30, 2014 and December 31, 2013, respectively.

The following tables summarize the Company’s loans by portfolio segment as of the periods presented, net of deferred fees:

	Covered Loans		Non-Covered Loans
June 30, 2014	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate (2)	$185,097	$9,207	$228,057	$81,454	$892,999	$1,396,814
1-4 single family residential	41,813	7,952	56,989	103,104	523,987	733,845
Construction, land and development	23,057	—	53,153	8,077	123,169	207,456
Home equity loans and lines of credit	—	10,835	—	46,091	9,631	66,557

Total real estate loans	$249,967	$27,994	$338,199	$238,726	$1,549,786	$2,404,672

Other loans:
Commercial and industrial	$43,293	$4,377	$38,151	$12,142	$753,984	$851,947
Consumer	850	42	2,495	1,079	2,567	7,033

Total other loans	44,143	4,419	40,646	13,221	756,551	858,980

Total loans held in portfolio	$294,110	$32,413	$378,845	$251,947	$2,306,337	$3,263,652

Allowance for loan losses						(17,884)

Loans held in portfolio, net						$3,245,768

	Covered Loans		Non-Covered Loans
December 31, 2013	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate (2)	$195,672	$10,175	$78,475	$2,530	$669,711	$956,563
1-4 single family residential	46,461	8,029	10,284	2,145	359,818	426,737
Construction, land and development	36,727	—	19,209	—	75,666	131,602
Home equity loans and lines of credit	—	10,773	—	1,225	19,303	31,301

Total real estate loans	$278,860	$28,977	$107,968	$5,900	$1,124,498	$1,546,203

Other loans:
Commercial and industrial	$46,184	$4,286	$10,863	$754	$645,037	$707,124
Consumer	902	46	3,090	243	1,176	5,457

Total other loans	47,086	4,332	13,953	997	646,213	712,581

Total loans held in portfolio	$325,946	$33,309	$121,921	$6,897	$1,770,711	$2,258,784

Allowance for loan losses						(14,733)

Loans held in portfolio, net						$2,244,051

(1)	Balance includes $6.7 million and $6.4 million of net deferred fees and unamortized premiums as of June 30, 2014 and December 31, 2013, respectively.
(2)	Balance includes $230.5 million and $155.0 million of owner occupied commercial real estate loans as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, the UPB of ASC 310-30 loans were $890.0 million and $628.5 million, respectively. At June 30, 2014 and December 31, 2013, the Company had pledged loans as collateral for FHLB advances with a carrying amount of $895.9 million and $741.9 million, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2014 totaled $9.8 million. The Company held $505.7 million and $481.0 million of syndicated national loans as of June 30, 2014 and December 31, 2013, respectively.

During the three and six months ended June 30, 2014, the Company purchased approximately $71.2 million in residential mortgage loans from a third party. There were no residential mortgage loan purchases during the three or six months ended June 30, 2013.

During the three and six months ended June 30, 2014, the Company sold approximately $23.0 million in residential mortgage loans to a third party. There were no residential mortgage loan sales during the three or six months ended June 30, 2013.

The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The increase in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $13.0 million and $11.5 million in non-accretable difference to accretable discount during the six months ended June 30, 2014 and 2013, respectively. Changes in accretable discount for ASC 310-30 loans for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Balance at January 1,	$148,501	$175,873
Additions to accretable discount from GFB acquisition	40,444	—
Accretion	(31,231)	(32,643)
Reclassifications from non-accretable difference	13,030	11,529

Balance at June 30,	$170,744	$154,759

NOTE 6. ALLOWANCE FOR LOAN LOSSES (“ALL”)

The ALL reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the ALL includes elements of judgment and high levels of subjectivity. Substantially all of the Company’s loans that were acquired in failed bank acquisitions were acquired at a substantial discount to their original book value and are covered by loss sharing agreements with the FDIC.

The Company’s accounting method for loans and the corresponding ALL differs depending on whether the loans are new or acquired. The Company therefore assesses and monitors credit risk and portfolio performance using distinct methodologies for acquired loans, both ASC 310-30 Loans and Non-ASC 310-30 Loans, and New loans. Within each class the Company further disaggregates the portfolios into the following segments: Commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer.

Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance. Changes in the ALL by loan class and portfolio segment for the three and six months ended June 30, 2014 and 2013 are as follows:

	Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
Balance at April 1, 2014	$5,523	$1,587	$1,900	$151	$5,977	$356	$15,494

Provision (credit) for ASC 310-30 loans	191	212	(31)	—	(539)	(34)	(201)
Provision (credit) for non-ASC 310-30 loans	4	(45)	—	89	16	32	96
Provision (credit) for New loans	1,351	702	499	(65)	849	5	3,341

Total provision	1,546	869	468	24	326	3	3,236

Charge-offs for ASC 310-30 loans	—	(30)	(444)	—	(32)	(4)	(510)
Charge-offs for non-ASC 310-30 loans	—	—	—	(62)	—	(29)	(91)
Charge-offs for New loans	—	—	—	—	(348)	—	(348)

Total charge-offs	—	(30)	(444)	(62)	(380)	(33)	(949)

Recoveries for ASC 310-30 loans	91	—	11	—	1	—	103
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	91	—	11	—	1	—	103

Ending ALL balance
ASC 310-30 loans	2,883	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	15	7	—	32	6	3	63
New loans	4,262	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$7,160	$2,426	$1,935	$113	$5,924	$326	$17,884

	Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
Balance at April 1, 2013	$5,031	$2,414	$3,855	$82	$4,878	$354	$16,614

Provision (credit) for ASC 310-30 loans	572	(709)	(72)	—	257	399	447
Provision (credit) for non-ASC 310-30 loans	(3)	(21)	(2)	(7)	(190)	—	(223)
Provision (credit) for New loans	(35)	15	(338)	(25)	632	—	249

Total provision	534	(715)	(412)	(32)	699	399	473

Charge-offs for ASC 310-30 loans	—	(576)	(232)	—	(1)	(455)	(1,264)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(64)	—	(64)
Charge-offs for New loans	—	—	(34)	—	—	—	(34)

Total charge-offs	—	(576)	(266)	—	(65)	(455)	(1,362)

Recoveries for ASC 310-30 loans	26	2	2	—	—	1	31
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	26	2	2	—	—	1	31

Ending ALL balance
ASC 310-30 loans	4,163	595	2,167	—	3,066	279	10,270
Non-ASC 310-30 loans	14	11	1	38	8	4	76
New loans	1,414	519	1,011	12	2,438	16	5,410

Balance at June 30, 2013	$5,591	$1,125	$3,179	$50	$5,512	$299	$15,756

	Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
Balance at January 1, 2014	$4,834	$1,443	$1,819	$132	$6,331	$174	$14,733

Provision (credit) for ASC 310-30 loans	191	152	133	—	(871)	232	(163)
Provision (credit) for non-ASC 310-30 loans	5	(45)	—	129	(109)	32	12
Provision (credit) for New loans	2,113	906	441	(45)	1,054	8	4,477

Total provision	2,309	1,013	574	84	74	272	4,326

Charge-offs for ASC 310-30 loans	(74)	(30)	(1,245)	—	(110)	(91)	(1,550)
Charge-offs for non-ASC 310-30 loans	—	—	—	(103)	(24)	(29)	(156)
Charge-offs for New loans	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	(30)	(1,245)	(103)	(482)	(120)	(2,054)

Recoveries for ASC 310-30 loans	91	—	787	—	1	—	879
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	91	—	787	—	1	—	879

Ending ALL balance
ASC 310-30 loans	2,883	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	15	7	—	32	6	3	63
New loans	4,262	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$7,160	$2,426	$1,935	$113	$5,924	$326	$17,884

	Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
Balance at January 1, 2013	$4,107	$3,049	$5,239	$67	$6,054	$433	$18,949

Provision (credit) for ASC 310-30 loans	2,634	(1,153)	463	—	(970)	486	1,460
Provision (credit) for non-ASC 310-30 loans	(6)	(31)	(2)	(24)	(110)	—	(173)
Provision (credit) for New loans	(184)	(103)	(100)	8	703	(42)	282

Total provision	2,444	(1,287)	361	(16)	(377)	444	1,569

Charge-offs for ASC 310-30 loans	(986)	(689)	(2,380)	—	(6)	(579)	(4,640)
Charge-offs for non-ASC 310-30 loans	—	—	—	(1)	(159)	—	(160)
Charge-offs for New loans	—	—	(57)	—	—	—	(57)

Total charge-offs	(986)	(689)	(2,437)	(1)	(165)	(579)	(4,857)

Recoveries for ASC 310-30 loans	26	52	16	—	—	1	95
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	26	52	16	—	—	1	95

Ending ALL balance
ASC 310-30 loans	4,163	595	2,167	—	3,066	279	10,270
Non-ASC 310-30 loans	14	11	1	38	8	4	76
New loans	1,414	519	1,011	12	2,438	16	5,410

Balance at June 30, 2013	$5,591	$1,125	$3,179	$50	$5,512	$299	$15,756

Credit Quality Indicators

In evaluating credit risk, the Company looks at multiple factors including delinquencies. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and consumer loans. Delinquency statistics are updated at least monthly.

The following tables present an aging analysis of the recorded investment for delinquent loans by class and portfolio segment (excluding loans accounted for under ASC 310-30):

	Accruing
June 30, 2014	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity lines of credit	—	—	—	198	198

Total real estate loans	—	—	—	198	198

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$—	$—	$—	$198	$198

Acquired Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$5,001	$5,001
1-4 single family residential	—	831	—	618	1,449
Construction, land and development	—	—	—	1,716	1,716
Home equity lines of credit	1,023	537	—	5,142	6,702

Total real estate loans	1,023	1,368	—	12,477	14,868

Other loans:
Commercial and industrial	—	38	—	1,599	1,637
Consumer	—	—	—	—	—

Total other loans	—	38	—	1,599	1,637

Total acquired loans	$1,023	$1,406	$—	$14,076	$16,505

	Accruing
December 31, 2013	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	4,688	2,164	—	1,052	7,904
Construction, land and development	—	—	—	—	—
Home equity lines of credit	198	—	—	—	198

Total real estate loans	4,886	2,164	—	1,052	8,102

Other loans:
Commercial and industrial	—	—	—	24	24
Consumer	—	—	—	—	—

Total other loans	—	—	—	24	24

Total new loans	$4,886	$2,164	$—	$1,076	$8,126

Acquired Loans:
Real estate loans
Commercial real estate	$145	$—	$—	$5,962	$6,107
1-4 single family residential	923	—	—	144	1,067
Construction, land and development	—	—	—	—	—
Home equity lines of credit	96	218	—	1,996	2,310

Total real estate loans	1,164	218	—	8,102	9,484

Other loans:
Commercial and industrial	39	—	—	275	314
Consumer	—	—	—	29	29

Total other loans	39	—	—	304	343

Total acquired loans	$1,203	$218	$—	$8,406	$9,827

Internal risk ratings are considered the most meaningful indicator of credit quality for Non-ASC 310-30 and new commercial, construction, land and development and commercial real estate loans. Internal risk ratings are updated on a continuous basis. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following table summarizes the Company’s Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans
Commercial real estate	$892,968	$—	$31	$—
Construction, land and development	123,169	—	—	—
Commercial and industrial	753,984	—	—	—

Total new loans	$1,770,121	$—	$31	$—

Acquired loans:
Commercial real estate	$83,964	$887	$5,810	$—
Construction, land and development	6,361	—	1,716	—
Commercial and industrial	11,824	2,064	2,631	—

Total acquired loans	$102,149	$2,951	$10,157	$—

December 31, 2013	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans
Commercial real estate	$669,546	$14	$151	$—
Construction, land and development	75,666	—	—	—
Commercial and industrial	645,013	—	24	—

Total new loans	$1,390,225	$14	$175	$—

Acquired loans:
Commercial real estate	$5,523	$895	$6,287	$—
Construction, land and development	—	—	—	—
Commercial and industrial	3,119	19	1,902	—

Total acquired loans	$8,642	$914	$8,189	$—

Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in impaired loans disaggregated based on the method of evaluating impairment:

	Loans—Recorded Investment			Allowance for Credit Loss
June 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New Loans:
Real estate loans
Commercial real estate	$—	$892,999	$—	$—	$4,262	$—
1-4 single family residential	—	523,987	—	—	2,212	—
Construction, land and development	—	123,169	—	—	1,275	—
Home equity loans and lines of credit	—	9,631	—	—	81	—

Total real estate loans	$—	$1,549,786	$—	$—	$7,830	$—

Other loans
Commercial and industrial	$—	$753,984	$—	$—	$4,559	$—
Consumer	—	2,567	—	—	25	—

Total other loans	$—	$756,551	$—	$—	$4,584	$—

Acquired Loans:
Real estate loans
Commercial real estate	$4,666	$85,995	$413,154	$—	$15	$2,883
1-4 single family residential	—	111,056	98,802	—	7	207
Construction, land and development	—	8,077	76,210	—	—	660
Home equity loans and lines of credit	184	56,742	—	—	32	—

Total real estate loans	$4,850	$261,870	$588,166	$—	$54	$3,750

Other loans
Commercial and industrial	$—	$16,519	$81,444	$—	$6	$1,359
Consumer	—	1,121	3,345	—	3	298

Total other loans	$—	$17,640	$84,789	$—	$9	$1,657

	Loans—Recorded Investment			Allowance for Credit Loss
December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New Loans:
Real estate loans
Commercial real estate	$—	$669,711	$—	$—	$2,149	$—
1-4 single family residential	—	359,818	—	—	1,306	—
Construction, land and development	—	75,666	—	—	834	—
Home equity loans and lines of credit	—	19,303	—	—	126	—

Total real estate loans	$—	$1,124,498	$—	$—	$4,415	$—

Other loans
Commercial and industrial	$—	$645,037	$—	$—	$3,853	$—
Consumer	—	1,176	—	—	17	—

Total other loans	$—	$646,213	$—	$—	$3,870	$—

Acquired Loans:
Real estate loans
Commercial real estate	$5,134	$7,571	$274,147	$—	$10	$2,675
1-4 single family residential	189	9,985	56,745	44	8	85
Construction, land and development	—	—	55,936	—	—	985
Home equity loans and lines of credit	386	11,612	—	105	34	—

Total real estate loans	$5,709	$29,168	$386,828	$149	$52	$3,745

Other loans
Commercial and industrial	$—	$5,040	$57,047	$—	$6	$2,339
Consumer	—	289	3,992	—	—	157

Total other loans	$—	$5,329	$61,039	$—	$6	$2,496

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans—With Allowance			Impaired Loans—With no Allowance
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$4,666	$4,795
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	184	253

Total real estate loans	$—	$—	$—	$4,850	$5,048

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Impaired Loans—With Allowance			Impaired Loans—With no Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired Loans:
Real estate loans
Commercial real estate	$—	$—	$—	$5,134	$5,218
1-4 single family residential	189	277	44	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	386	500	105	—	—

Total real estate loans	$575	$777	$149	$5,134	$5,218

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$4,705	$—	$5,235	$—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	184	—	—	—

Total real estate loans	$4,889	$—	$5,235	$—

Other loans:
Commercial and industrial	$—	$—	$263	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$263	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$—	$—	$—	$—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$—	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$4,718	$—	$5,252	$—
1-4 single family residential	—	—	—	—
Land and development	—	—	—	—
Home equity loans and lines of credit	184	—	—	—

Total real estate loans	$4,902	$—	$5,252	$—

Other loans:
Commercial and industrial	$—	$—	$269	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$269	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$—	$—	$—	$—
1-4 single family residential	—	—	—	—
Land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$—	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

NOTE 7. COVERED ASSETS AND LOSS SHARING AGREEMENTS

In each of the 2010 and 2011 Acquisitions (except Sunshine State Community Bank and First Peoples Bank), the Bank and the FDIC entered into loss sharing agreements.

The following table summarizes the carrying value of assets covered by the loss sharing agreements:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans, excluding allowance for loan losses	$326,523	$359,255
OREO	29,840	27,299

Total Covered Assets	$356,363	$386,554

When a provision for loan loss is required for a loan subsequent to acquisition that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statement of income based on the applicable loss sharing ratio. Increases in the loss share indemnification asset of $0.6 million and $3.7 million were included in noninterest income for the six months ended June 30, 2014 and 2013, respectively, related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$80,605	$113,491	$87,229	$125,949
Reimbursable expenses	1,427	2,465	3,153	5,921
Amortization	(5,406)	(5,629)	(11,405)	(12,459)
Income resulting from impairment and charge-off of covered assets, net	456	2,694	1,206	5,980
Expense resulting from recoupment and disposition of covered assets, net	(1,260)	(3,427)	(2,423)	(7,056)
FDIC claims submissions	(969)	(5,414)	(2,907)	(14,155)

Balance at end of period	$74,853	$104,180	$74,853	$104,180

As of June 30, 2014 and December 31, 2013, the carrying value of loss share indemnification assets exceeded the total cash flow expected to be collected by $31.8 million and $29.8 million, respectively, and is being amortized using the effective interest method over the shorter of (1) the remaining expected term of the respective loans or (2) the remaining term of the loss sharing agreement.

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,060	$12,038	$11,753	$11,966
Amortization impact	181	187	357	368
Remeasurement impact	284	645	415	536

Balance at end of period	$12,525	$12,870	$12,525	$12,870

NOTE 8. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which include core deposit intangibles are summarized as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Goodwill	$81,104	$33,749
Core deposit intangible	14,370	10,768

Total	95,474	44,517
Less: Accumulated amortization	(6,008)	(5,148)

Total, net	$89,466	$39,369

The amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years at June 30, 2014 is as follows:

Type of intangibles	Remainder of 2014	2015	2016	2017	2018	Total
	(Dollars in thousands)
Core deposit intangible	$851	$1,630	$1,189	$1,023	$1,023	$5,716

During the three months ended June 30, 2014 and 2013, the Company recognized $0.4 million and $0.4 million, respectively, of amortization expense related to intangible assets. During the six months ended June 30, 2014 and 2013, the Company recognized $0.9 million and $0.8 million, respectively, of amortization expense related to intangible assets.

NOTE 9. BANK-OWNED LIFE INSURANCE (“BOLI”)

Bank-owned life insurance policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. As of June 30, 2014, the BOLI cash surrender value was $117.1 million resulting in other income for the three and six months ended June 30, 2014 of $1.0 million and $1.9 million and an annualized pre-tax yield of 3.57% and 3.55%, respectively. The total death benefit of the BOLI policies at June 30, 2014 totaled $379.7 million. The Bank did not hold BOLI policies during the three or six months ended June 30, 2013.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$116,075	$—	$75,257	$—
Additions from premium payments	—	—	40,000	—
Net gain in cash surrender value	1,038	—	1,856	—

Balance at end of period	$117,113	$—	$117,113	$—

NOTE 10. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for any credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. Any fees received were recognized in earnings at the time of the transaction. The Company recorded $1.8 million and $0.8 million of customer swap fees in noninterest income in the accompanying statement of income for the three months ended June 30, 2014 and 2013, respectively and $2.2 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

All derivative positions held by the Company as of June 30, 2014 were not designated as hedging instruments under ASC 815-10. As of June 30, 2014, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Noninterest Expense” on the statements of income for the three or six months ended June 30, 2014.

The following tables summarize the Company’s derivatives outstanding included in “Other Assets” and “Other Liabilities” in the accompanying consolidated balance sheet:

June 30, 2014	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$292,497	$8,607	$33,236	$270
Interest rate contracts—pay fixed, receive floating	—	—	325,733	8,337

Total derivatives	$292,497	$8,607	$358,969	$8,607

December 31, 2013	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$126,011	$2,660	$43,539	$1,488
Interest rate contracts—pay fixed, receive floating	—	—	169,551	1,172

Total derivatives	$126,011	$2,660	$213,090	$2,660

The Company has entered into transactions subject to an enforceable master netting arrangement with a financial institution. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in “Other Liabilities” in the accompanying consolidated balance:

June 30, 2014	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$8,607	$(270)	$8,337

Total	$8,607	$(270)	$8,337

December 31, 2013	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$2,660	$(1,488)	$1,172

Total	$2,660	$(1,488)	$1,172

At June 30, 2014, the Company has pledged investment securities available for sale with a carrying amount of $9.3 million as collateral for these interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of June 30, 2014 and December 31, 2013, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 17 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 11. DEPOSITS

The following table sets forth the Company’s deposits by category:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-interest bearing demand deposits	$435,055	$291,658
Interest-bearing demand deposits	120,197	84,837
Savings and money market accounts	1,970,093	1,251,842
Time deposits	1,432,921	1,165,196

Total deposits	$3,958,266	$2,793,533

Time deposits $100,000 and greater	$905,529	$674,172
Time deposits $250,000 and greater	277,150	216,309

The aggregate amount of overdraft demand deposits that have been reclassified to loans was $0.3 million at June 30, 2014. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $943.2 million, $109.6 million, $183.1 million, $167.5 million and $28.3 million, respectively.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended June 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$3,606	$(1,390)	$2,216	$21,855	$(8,432)	$13,423
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	11,412	(4,404)	7,008	(11,898)	4,590	(7,308)
Amounts reclassified to (gain) loss on investment securities	(1,705)	658	(1,047)	(1,881)	726	(1,155)

Balance at end of period	$13,313	$(5,136)	$8,177	$8,076	$(3,116)	$4,960

	Six Months Ended June 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(2,565)	$990	$(1,575)	$18,788	$(7,248)	$11,540
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	16,580	(6,397)	10,183	(7,674)	2,960	(4,714)
Amounts reclassified to (gain) loss on investment securities	(702)	271	$(431)	(3,038)	1,172	(1,866)

Balance at end of period	$13,313	$(5,136)	$8,177	$8,076	$(3,116)	$4,960

NOTE 13. BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of common stock equivalents, including stock options and unvested shares, calculated using the treasury stock method. Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$9,166	$4,277	$12,694	$6,775

Weighted average number of common shares - basic	35,892,154	37,011,598	35,892,154	37,011,598
Effect of dilutive securities:
Employee stock based compensation awards	4,053	4,291	4,103	2,981

Weighted average number of common shares - diluted	35,896,207	37,015,889	35,896,257	37,014,579

Basic earnings per share	$0.26	$0.12	$0.35	$0.18

Diluted earnings per share	$0.26	$0.12	$0.35	$0.18

Anti-dilutive warrants, stock options and RSUs	9,424,582	8,679,616	9,386,102	8,689,467

NOTE 14. INCOME TAXES

The effective income tax rate for the three months ended June 30, 2014 was 33.9%, an increase of 9.0% compared to the three months ended June 30, 2013. This increase primarily reflects the impact of increased pre-tax income partially offset by increases in the net gain in cash surrender value of BOLI policies held during the three months ended June 30, 2014.

The effective income tax rate for the six months ended June 30, 2014 was 33.9%, a decrease of 2.0% compared to the six months ended June 30, 2013. This decrease primarily reflects the impact of increases in tax-exempt dividend income from preferred stocks and the net gain in cash surrender value of BOLI policies held during the six months ended June 30, 2014.

Income tax returns for the tax years ended December 31, 2012, 2011 and 2010 remain subject to examination by the U.S. Federal and various state tax jurisdictions. The Company had no uncertain tax positions at June 30, 2014 or December 31, 2013.

NOTE 15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

2009 Equity Incentive Plan

During the three months ended June 30, 2013, no awards were granted by the Company from the 2009 Option Plan.

During the six months ended June 30, 2013, the Company granted 70,000 stock options from the 2009 Option Plan to directors without vesting requirements and 123,500 stock options to employees with a Three Year Vesting Period. The options have a weighted average exercise price of $19.34, based on the estimated fair value of the Company’s stock on the date of grant and an aggregate fair value of $1.0 million. The options granted to directors and employees expire 10 years from grant date.

On February 5, 2014, the Company granted 90,000 stock options from the 2009 Option Plan to directors that vest at a rate of 25% per calendar quarter in 2014. The options have an exercise price of $19.75, the estimated fair value of the Company’s stock on the date of grant and an aggregate fair value of $0.5 million. The options granted to directors expire 10 years from grant date.

On April 29, 2014, the Company granted 150,000 stock options with a Three Year Vesting Period from the 2009 Option Plan to employees with a weighted average exercise price of $19.75, the estimated fair value of the Company’s stock on the date of grant, and an aggregate fair value of $0.9 million. The options granted to employees expire 10 years from grant date.

During the three months ended June 30, 2014, none of the option grants had been exercised while 3,334 had expired. During the six months June 30, 2014, none of the option grants had been exercised while 228,334 had expired and 14,166 had been forfeited.

At June 30, 2014, based on 3,686,000 of stock options outstanding, there were 15,160 shares available for award from the 2009 Option Plan and total vested and exercisable shares of 3,036,354.

The total unrecognized compensation cost of $2.6 million for share awards outstanding at June 30, 2014 will be recognized over a weighted average remaining period of 2.2 years.

2013 Stock Incentive Plan

For the three and six months ended June 30, 2014 and 2013, no awards were granted by the Company from the 2013 Stock Incentive Plan.

On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. Of the 7,520,000 shares sold, 4,554,045 shares were sold by the Company and 2,965,955 shares were sold by certain selling shareholders. This public offering constituted a “Qualified IPO” with respect to the Company’s outstanding 2013 Stock Incentive Plan Restricted Stock Units (“2013 RSUs”) and Option awards (“2013 Plan Options”) and 2009 Warrants. See Note 18 “Subsequent Events” for further information regarding these 2013 RSUs and 2013 Plan Options.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company issues off-balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans, lines of credit and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers and are subject to the Company’s credit policies. The Company follows the same credit policies in making commitments as it does for instruments recorded on the Company’s consolidated balance sheet. Collateral is obtained based on management’s assessment of the customer’s credit risk. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. Amounts funded under non-cancelable commitments in effect at the date of acquisition are Covered Assets under the loss-sharing agreements, if applicable, if certain conditions are met.

Financial Instruments Commitments

Unfunded credit extension commitments are as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to fund loans	$232,003	$96,359
Unused lines of credit	224,278	168,408
Commercial and standby letters of credit	8,189	4,838

Total	$464,470	$269,605

Commitments to fund loans:

Commitments to fund loans are agreements to lend funds to customers as long as there is no violation of any condition established in the contract. To accommodate the financial needs of customers, the Company makes commitments under various terms to lend funds to consumers and businesses. Commitments to fund loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of these commitments are expected to expire without being funded and, therefore, the total commitment amounts do not necessarily represent future liquidity requirements.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required in connection with an extension of credit is based on management’s credit evaluation of the counterparty.

Unused lines of credit:

Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. Some of these commitments may mature without being fully funded.

Commercial and standby letters of credit:

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

Other Commitments and Contingencies

Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, results of operations or cash flows.

2009 and 2010 Contingent Placement Fees

In 2009 and 2010, the Company paid Deutsche Bank Securities, Inc. (the “Placement Agent”) a placement fee of $16.8 million and $12.0 million, respectively, as part of the Company’s 2009 and 2010 private placement offerings (the “Offerings”). In addition, the Company is obligated to pay an additional placement fee to the Placement Agent of $10.0 million, related to the Offerings in the event of a completed initial public offering raising at least $100 million of proceeds at a minimum offering price of $20.00 per share (a “Qualified IPO”). As this fee is contingent on a Qualified IPO the additional placement fee has not been recorded as of June 30, 2014. The Company closed a Qualified IPO on August 6, 2014. See Note 18 “Subsequent Events” for further information regarding the 2009 and 2010 contingent placement fees.

NOTE 17. FAIR VALUE MEASUREMENTS

When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability (observable inputs). When possible, the Company looks to active and observable markets to price identical assets or liabilities and when identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments, or the value of the underlying collateral is not market observable. Although third party price indications may be available for a security, limited trading activity would make it difficult to support the observability of these quotations.

Financial Instruments Carried at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of each instrument under the valuation hierarchy.

Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2, and include U.S. Government agencies and sponsored enterprises debt obligations and mortgage- backed securities, state and municipal obligations, asset-backed securities and corporate debt and other securities. Pricing of these securities is generally spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.

Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap. The Company values its interest rate swap positions using market prices provided by a third party. Interest rate derivatives are further described in Note 10 “Derivatives.”

For purposes of potential valuation adjustments to our derivative positions, the Company evaluates the credit risk of its counterparties as well as our own credit risk. Accordingly, the Company has considered factors such as the likelihood of default, expected loss given default, net exposures and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. The Company reviews counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure.

For the six months ended June 30, 2014 and 2013, the Company has not realized any losses due to counterparty’s inability to pay any net uncollateralized position. As of June 30, 2014, there were no interest rate derivatives classified as Level 3.

Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of value appreciation instruments (“VAI”) and equity appreciation agreements (“EAA”). The estimated fair value of VAIs and EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities is determined in accordance with the terms of each agreement. Management assigns a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value is the basis for estimating the fair value of the contingent consideration. Since the Company’s common stock was not publicly traded on an exchange as of June 30, 2014, significant inputs to the model, including financial projections, and assumptions regarding future market value ratios, were not observable, resulting in Level 3 classification. As of June 30, 2014, the Company had no remaining VAIs as the contracts reached final settlement with the FDIC within the year ended December 31, 2013.

Clawback liability—The fair value of the clawback liability is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium that takes into account the Company’s credit risk, resulting in Level 3 classification.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$80,098	$—	$80,098
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	579,042	—	579,042
State and municipal obligations	—	2,237	—	2,237
Asset-backed securities	—	446,636	—	446,636
Corporate bonds and other debt securities	—	551,251	—	551,251
Preferred stocks	32,211	33,227	—	65,438
Derivative assets—Interest rate contracts	—	8,607	—	8,607

Total	$32,211	$1,701,098	$—	$1,733,309

Liabilities:
Derivative liabilities—Interest rate contracts	$—	$8,607	$—	$8,607
Clawback liability	—	—	12,525	12,525
EAAs	—	—	1,814	1,814

Total	$—	$8,607	$14,339	$22,946

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$51,155	$—	$51,155
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	241,638	—	241,638
State and municipal obligations	—	2,124	—	2,124
Asset-backed securities	—	387,965	—	387,965
Corporate bonds and other debt securities	—	379,225	—	379,225
Preferred stocks	47,113	36,551	—	83,664
Derivative assets—Interest rate contracts	—	2,660	—	2,660

Total	$47,113	$1,101,318	$—	$1,148,431

Liabilities:
Derivative liabilities—Interest rate contracts	$—	$2,660	$—	$2,660
Clawback liability	—	—	11,753	11,753
EAAs	—	—	1,114	1,114

Total	$—	$2,660	$12,867	$15,527

There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2014 or 2013.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Three Months Ended June 30,
	2014		2013
	Clawback Liability	EAAs	Clawback Liability	VAIs and EAAs
	(Dollars in thousands)
Balance at beginning of period	$12,060	$1,362	$12,038	$1,489
Losses (gains) included in other noninterest expenses	465	452	832	10
Final VAI settlement on SSCB	—	—	—	—
Final VAI settlement on FNBCF	—	—	—	(281)

Balance at end of period	$12,525	$1,814	$12,870	$1,218

	Six Months Ended June 30,
	2014		2013
	Clawback Liability	EAAs	Clawback Liability	VAIs and EAAs
	(Dollars in thousands)
Balance at beginning of period	$11,753	$1,114	$11,966	$1,235
Losses (gains) included in other noninterest expenses	772	700	904	316
Final VAI settlement on SSCB	—	—	—	(52)
Final VAI settlement on FNBCF	—	—	—	(281)

Balance at end of period	$12,525	$1,814	$12,870	$1,218

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and OREO:

The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value, less estimated cost to sell, of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income valuation techniques incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation, incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

The following tables provide information about certain financial assets measured at fair value on a nonrecurring basis:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets that are still held (Level 3):
Impaired loans	$4,850	$5,709
Foreclosed real estate	80,988	34,682

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$—	$—	$—	$271
Foreclosed real estate	287	1,962	732	2,907

Impairment charges resulting from the non-recurring changes in fair value of underlying collateral of impaired loans are included in the provision for loan losses in the accompanying statement of income. Impairment charges resulting from the non-recurring changes in fair value of OREO are included in other real estate and acquired assets resolution expenses in the accompanying statement of income.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$130,610	$130,610	$130,610	$—	$—
Investment securities	1,724,702	1,724,702	32,211	1,692,491	—
FHLB and other bank stock	56,328	56,328	—	56,328	—
Loans, net	3,245,768	3,286,257	—	—	3,286,257
Loans held for sale	1,492	1,492	—	1,492	—
Loss share indemnification asset	74,853	43,014	—	—	43,014
Due from FDIC	969	969	—	969	—
Bank-owned life insurance	117,113	117,113	—	117,113	—
Derivative assets—Interest rate contracts	8,607	8,607	—	8,607	—

Financial Liabilities:
Deposits	3,958,266	3,960,271	—	3,960,271	—
Advances from the FHLB and other borrowings	855,300	855,670	—	855,670	—
Derivative liabilities—Interest rate contracts	8,607	8,607	—	8,607	—
Clawback liability	12,525	12,525	—	—	12,525
EAAs	1,814	1,814	—	—	1,814

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$239,217	$239,217	$239,217	$—	$—
Investment securities	1,146,136	1,146,135	47,113	1,099,022	—
FHLB and other bank stock	36,187	36,187	—	36,187	—
Loans, net	2,244,051	2,290,564	—	—	2,290,564
Loss share indemnification asset	87,229	53,157	—	—	53,157
Due from FDIC	3,659	3,659	—	3,659	—
Bank-owned life insurance	75,257	75,257	—	75,257	—
Derivative assets—Interest rate contracts	2,660	2,660	—	2,660	—

Financial Liabilities:
Deposits	2,793,533	2,797,081	—	2,797,081	—
Advances from the FHLB and other borrowings	435,866	438,493	—	438,493	—
Derivative liabilities—Interest rate contracts	2,660	2,660	—	2,660	—
Clawback liability	11,753	11,753	—	—	11,753
EAAs	1,114	1,114	—	—	1,114

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2014 and December 31, 2013, include cash and cash equivalents and due from FDIC.

FHLB and other bank stock:

FHLB and other bank stock can be liquidated only by redemption by the issuer, as there is no market for these securities. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value.

Loans:

Fair values for loans are based on a discounted cash flow methodology that considered various factors, including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable credit risk and include adjustments for liquidity concerns. The ALL is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk. This estimate may not represent an exit value as defined in ASC 820.

Loans Held for Sale:

Fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loss Share Indemnification Asset:

The fair values of the loss share indemnification asset is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium to take into account the Company’s credit risk, that incorporates the uncertainty related to the amounts and timing of the cash flows and other liquidity concerns as well as the counterparties credit risk.

Due from FDIC:

The due from FDIC represents claims submitted to the Federal Deposit Insurance Corporation for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value.

Bank-owned life insurance:

The Company holds life insurance policies on certain officers. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Deposits:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analysis and using the rates currently offered for deposits of similar remaining maturities.

Advances from the FHLB and Other Borrowings:

The fair value of advances from the FHLB and other borrowings are estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be obtained.

VAIs and EAAs:

The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liability is determined in accordance with the terms of each agreement. As of June 30, 2014, the Company had no remaining VAIs as the agreements settled with the FDIC during the year ended December 31, 2013.

NOTE 18. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the unaudited consolidated financial statements were available to be issued, September 12, 2014. Except for the following, the Company has not identified any events that would have a material impact on the financial position, result of operations or cash flows of the Company as of and for the three or six months ended June 30, 2014.

Subsequent Public Offering

On July 31, 2014, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 registering the shares of the Company’s Class A common stock. The Class A common stock was authorized for trading on the New York Stock Exchange (“NYSE”) under the symbol “FCB.” On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. Of the 7,520,000 shares sold, 4,554,045 shares were sold by the Company and 2,965,955 shares were sold by certain selling shareholders. In addition, on September 3, 2014, the Company sold an additional 720,000 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $104.0 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders. This public offering constituted a “Qualified IPO” with respect to the Company’s outstanding 2009 Warrants, outstanding 2013 Stock Incentive Plan Restricted Stock Units (“2013 RSUs”) and Option (“2013 Plan Options”) awards and contingent placement fees from the 2009 and 2010 Offerings.

Warrants

The 2009 Warrants provide the recipient a right to purchase one share of Class A common stock for an exercise price ranging between $24.24 and $28.28 per warrant. On August 6, 2014, the Company recognized $4.0 million in expense resulting from the 2009 Warrants modification as a Qualified IPO transaction was completed. The recipients can exercise the warrants with respect to one-third on the sixth, eighteenth, and thirtieth month anniversaries of August 6, 2014. As of September 12, 2014, there were 3,310,428 outstanding 2009 Warrants with an expiration date of November 12, 2019.

2013 RSUs

On August 6, 2014, the Company recognized $9.9 million in expense resulting from the 2013 Restricted Stock Units (“2013 RSUs”) as a Qualified IPO transaction was completed. The 2013 RSU Shares were delivered to the recipients on September 5, 2014 and may not be transferred by the recipient until February 6, 2015.

2013 Plan Options

On August 6, 2014, the Company recognized $5.1 in expense resulting from the 2013 Plan Options as a Qualified IPO transaction was completed. The recipients can exercise vested 2013 Plan Options with respect to one-third on the sixth, eighteenth, and thirtieth month anniversaries of August 6, 2014. As of September 12, 2014, there were 1,500,000 outstanding vested 2013 Plan Options and 670,500 outstanding 2013 Plan Options with a Three Year Vesting Period. The outstanding 2013 Plan Options have an expiration date of December 23, 2023.

2009 and 2010 Contingent Placement Fees

In 2009 and 2010, the Company paid Deutsche Bank Securities, Inc. (the “Placement Agent”) a placement fee of $16.8 million and $12.0 million, respectively, as part of the Company’s 2009 and 2010 private placement offerings (the “2009 and 2010 Offerings”). In addition to the initial private placement fees of the 2010 and 2009 Offerings, the Company was obligated to pay an additional placement fee to the Placement Agent of $10 million, related to the 2009 and 2010 private placement offerings in the event of a “Qualified IPO”. On August 6, 2014, the Company transferred the contingent fee of $10 million to the Placement Agent. The Company recorded the payment as a reduction of additional paid-in capital as the contingent fee was related to capital raising efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2014 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Prospectus as filed with the SEC.

Throughout this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to “FCB Financial Holdings,” “the Company,” “we,” “us,” “and “our” mean the business of FCB Financial Holdings, Inc. (formerly known as Bond Street Holdings, Inc.) and its wholly-owned subsidiary, Florida Community Bank, National Association and its consolidated subsidiaries; and references to “the Bank” refer to Florida Community Bank, National Association, and its consolidated subsidiaries. References to the “Old Failed Banks” include Premier American Bank, or Old Premier, Florida Community Bank, or Old FCB, Peninsula Bank, or Old Peninsula, Sunshine State Community Bank, or Old Sunshine, First National Bank of Central Florida, or Old FNBCF, Cortez Community Bank, or Old Cortez, Coastal Bank, or Old Coastal, First Peoples Bank, or Old FPB, in each case, before the acquisition of certain assets and assumption of certain liabilities of each of the Old Failed Banks by the Bank. References to Great Florida Bank refer to such bank before its merger with the Bank; Great Florida Bank and the Old Failed Banks are collectively referred to as the Old Banks.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Forward-looking statements are not historical information, but rather relate to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. These statements are based on general assumptions and are subject to various risks, uncertainties and other factors relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results to differ materially from the views, beliefs and projections expressed in such statement. These risks, uncertainties and other factors include, but are not limited to, the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, may be less favorable than expected, resulting in an increase in unemployment rates, decline in property values and deterioration in credit quality and/or a reduced demand for credit;

•	Risks related to liquidity, including the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	Disruption in the credit and financial markets in the United States and globally, including the effects of any downgrade in the United States government’s sovereign debt rating or outlook;

•	Possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;

•	Changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	Any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets due to adverse changes in the economic environment

•	Changes in the speed of loan prepayments, loan originations and sale volumes, charge-offs, loan loss provisions or actual loan losses;

•	Costs or difficulties related to the integration of the businesses of merger partners may be greater than expected;

•	Expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	Deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;

•	Our ability to effectively compete with other financial services companies, some of whom possess greater financial resources than we do;

•	Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments;

•	Changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies;

•	The costs and other effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we are a party;

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits;

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk;

•	The inability of our internal disclosure controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts;

•	The effects of geopolitical instability, including wars, conflicts and terrorist attacks;

•	The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes and environmental damage;

•	Our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;

•	Possible downgrades in our credit ratings or outlook;

•	The effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally;

•	The effects of the failure of any component of our business infrastructure which is provided by a third party;

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above;

Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time the statements are made, if one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. The inclusion of forward-looking information should not be regarded as a guarantee of future performance. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the ALL, determining fair value of financial instruments, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Prospectus. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 2 in the “Notes to Consolidated Financial Statements” in the Company’s Prospectus. Additional disclosures regarding the effects of new accounting pronouncements and updates to significant accounting policies are included in Note 2 “Summary of Significant Accounting Policies” included herein.

Corporate Profile

We are a bank holding company headquartered in Weston, Florida with one wholly-owned national bank subsidiary, Florida Community Bank, National Association (which prior to July 25, 2011 operated under the name Premier American Bank, National Association), which we refer to as the Bank. The Bank currently operates 54 retail bank branches in Florida, servicing 50,000 households in a market footprint which covers over $335 billion in deposits. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities in our market areas. We also selectively participate in syndicated loans to select national credits. The Bank targets commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.

We were formed in April 2009 with the goal of becoming a leading independent commercially-oriented community bank in Florida. Since that time, we have acquired certain assets and assumed certain liabilities of eight failed banks, which are collectively referred to as the Old Failed Banks, in Florida from the Federal Deposit Insurance Corporation (FDIC), as receiver, which acquisitions are collectively referred to as the Failed Bank Acquisitions. In addition, in January 2014, the Bank acquired by merger the business of Great Florida Bank which, as of December 31, 2013, had 25 branches located within Southeast Florida and the Miami metropolitan area, total assets of $993.0 million and stockholders’ equity of $15.3 million. The acquisition of Great Florida Bank together with the Failed Bank Acquisitions, are collectively referred to as the Acquisitions. Through our capital raising efforts and the integration of the operations and systems of the various Acquisitions onto one single branded, statewide platform in Florida, we have transformed the Company from a number of small community banks across Florida into a large, integrated commercial bank with a significant presence in the Florida market.

We have built a preeminent Florida-based, Florida-focused banking franchise centered on commercial business relationships and providing customers with a high level of service. The Bank’s principal growth strategy over the next few years is focused on the continuing development and expansion, organically and through acquisition, of our commercial banking platform, as well as continued growth of our retail business, including our residential mortgage products.

Since our first acquisition, we have continued to build out our franchise by investing in our human capital, control environment, infrastructure and technology to create an efficient, scalable platform to support future growth, support our risk management activities, and to enhance lending and fee income opportunities through a full suite of traditional banking products and services. We believe that our branch network, operating structure and scalable technology platform has and will continue to enable us to grow as expansion opportunities, including acquisition opportunities, arise. Our focus over the next several years is to continue to leverage our robust commercial lending platform to continue our peer-leading organic growth and to continue to grow through acquisitions in our principal Florida markets. In addition, we may acquire assets, deposits and branches which we believe offer attractive risk-adjusted returns or provide a strategic benefit to our growth strategy.

Executive Summary

Net income available to common stockholders’ totaled $9.2 million for the quarter ended June 30, 2014, or $0.26 per average diluted common share, an increase of 114.3% compared to $4.3 million, or $0.12 per average diluted common share, for the quarter ended June 30, 2013. The Company’s results of operations for the second quarter of 2014 produced an annualized return on average assets of 0.69% and an annualized return on average common stockholders’ equity of 5.02% compared to prior year ratios of 0.50% and 2.33%, respectively.

Total revenue (net interest income and noninterest income) was $47.8 million for the second quarter of 2014, an increase of $13.7 million compared to the second quarter of 2013. The increase in total revenues included a $10.7 million increase in net interest income and a $3.0 million increase in noninterest income.

The increase in net interest income was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in net interest margin. Net interest margin was 3.39% for the second quarter of 2014, a decrease of 49 basis points compared to the second quarter of 2013.

Noninterest income totaled $6.7 million for the second quarter of 2014, an increase of $3.0 million compared to the second quarter of 2013. The increase in noninterest income included a $2.7 million increase in gain on investment securities, a $1.1 million increase in loan and other fees and an increase in bank-owned life insurance income of $1.0 million which were partially offset by a decrease in income from the resolution of acquired assets of $2.4 million.

Noninterest expense totaled $30.7 million for the second quarter of 2014, an increase of $3.3 million compared to the second quarter of 2013. This increase included non-core expenses related to branch closures of $1.0 million and $0.5 million of Equity Appreciation Agreement (EAA) expense.

During the three months ended June 30, 2014, our efficiency ratio declined to 64.26% from 80.44% for the same period in 2013.

Total loans were $3.26 billion at June 30, 2014, an increase of $1.00 billion, or 44.5%, from December 31, 2013, driven by increases in new loans of $535.6 million and loans acquired from the Great Florida Bank acquisition totaling $548.0 million.

At June 30, 2014, the ALL was $17.9 million, an increase of $3.2 million compared to December 31, 2013. The increase is due to recording of $4.3 million in provision for loan loss expense associated with the increase in new loans for the six months ended June 30, 2014.

Deposits totaled $3.96 billion at June 30, 2014, an increase of $1.16 billion compared to December 31, 2013, reflecting growth across all deposit categories and increase deposits due to the Great Florida Bank acquisition of $864.0 million.

Total stockholders’ equity increased $23.3 million compared to December 31, 2013. This increase was driven by net income of $12.7 million and an increase in other comprehensive income of $9.8 million which reflects a net increase in unrealized gains on securities available for sale.

Tangible book value per share increased to $18.11 as of June 30, 2014.

The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 12.0%, Tier 1 risk-based capital ratio of 16.0% and a Total risk-based ratio of 16.5% at June 30, 2014.

Analysis of Results of Operations

Net income available to common stockholders totaled $9.2 million, which generated diluted EPS of $0.26 in the second quarter of 2014. Net income available to common stockholders for the same period of 2013 totaled $4.3 million, which generated diluted EPS of $0.12. The increase in earnings was primarily driven by an increase in interest income resulting from an increase in interest earning assets. The Company’s results of operations for the second quarter of 2014 produced an annualized return on average assets of 0.69% and an annualized return on average common stockholders’ equity of 5.02% compared to prior year ratios of 0.50% and 2.33%, respectively.

Net income available to common stockholders’ totaled $12.7 million for the six months ended June 30, 2014, or $0.35 per average diluted common share, an increase of 87.4% compared to $6.8 million, or $0.18 per average diluted common share, for the corresponding period of the prior year. The increase in earnings was primarily driven by an increase in interest income on new loans in addition to an increase in interest income on acquired loans resulting from the acquisition of Great Florida Bank. The Company’s results of operations for six months ended June 30, 2014 produced an annualized return on average assets of 0.51% and an annualized return on average common stockholders’ equity of 3.52% compared to prior year ratios of 0.41% and 1.86%, respectively.

Net Interest Income and Net Interest Margin

The following tables present, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis:

	Three Months Ended June 30,
	2014			2013
	Average	Interest/	Annualized	Average	Interest/	Annualized
	Balance (1)	Expense (2)	Yield/Rate (3)	Balance (1)	Expense (2)	Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$97,493	$53	0.22%	$95,730	$40	0.17%
New loans	2,087,601	18,475	3.50%	982,080	9,748	3.93%
Acquired loans (4)	967,986	19,358	8.00%	569,623	16,549	11.62%
Investment securities and other	1,710,662	10,566	2.44%	1,502,313	9,817	2.58%

Total interest-earning assets	$4,863,742	$48,452	3.96%	$3,149,746	$36,154	4.56%

Non-earning assets:
FDIC loss share indemnification asset (5)	78,916			110,615
Noninterest-earning assets	411,602			164,961

Total assets	$5,354,260			$3,425,322

Interest-bearing liabilities:
Interest-bearing transaction accounts	$112,752	$43	0.15%	$69,137	$17	0.10%
Savings and money market accounts	1,787,574	2,564	0.58%	940,687	1,179	0.50%
Time deposits (6)	1,464,728	3,226	0.88%	1,098,457	3,448	1.26%
FHLB advances and other borrowings	786,513	1,466	0.74%	272,050	1,038	1.51%

Total interest-bearing liabilities	$4,151,567	$7,299	0.70%	$2,380,331	$5,682	0.96%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	$420,420			$267,078
Other liabilities	49,896			41,825
Stockholders’ equity	732,377			736,088

Total liabilities and stockholders’ equity	$5,354,260			$3,425,322

Net interest income		$41,153			$30,472

Net interest spread			3.26%			3.60%

Net interest margin			3.39%			3.88%

	Six Months Ended June 30,
	2014			2013
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
			(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$111,736	$120	0.22%	$75,791	$70	0.19%
New loans	1,951,611	34,856	3.55%	886,459	17,847	4.00%
Acquired loans (4)	901,409	37,829	8.39%	585,063	33,968	11.61%
Investment securities and other	1,614,663	20,565	2.53%	1,495,056	18,726	2.49%

Total interest-earning assets	$4,579,419	$93,370	4.06%	$3,042,369	$70,611	4.63%

Non-earning assets:
FDIC loss share indemnification asset (5)	82,437			116,389
Noninterest-earning assets	379,571			157,013

Total assets	$5,041,427			$3,315,771

Interest-bearing liabilities:
Interest-bearing transaction accounts	$106,148	$79	0.15%	$68,149	$32	0.10%
Savings and money market accounts	1,670,470	4,447	0.54%	872,543	2,059	0.48%
Time deposits (6)	1,438,067	6,616	0.93%	1,075,858	6,865	1.29%
FHLB advances and other borrowings	668,048	2,730	0.81%	277,781	2,096	1.50%

Total interest-bearing liabilities	$3,882,733	$13,872	0.72%	$2,294,331	$11,052	0.97%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	$386,908			$247,029
Other liabilities	44,459			40,920
Stockholders’ equity	727,327			733,491

Total liabilities and stockholders’ equity	$5,041,427			$3,315,771

Net interest income		$79,498			$59,559

Net interest spread			3.34%			3.66%

Net interest margin			3.50%			3.95%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.
(3)	Average rates are presented on an annual basis.
(4)	Includes loans on non-accrual status.
(5)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(6)	Interest expense on time deposits includes the impact from time deposit premium amortization.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis. A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Three months ended June 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$1	$12	$13
New Loans	10,973	(2,246)	8,727
Acquired Loans (1)	11,573	(8,764)	2,809
Investment securities and other	1,361	(612)	749

Total change in interest income	$23,908	$(11,610)	$12,298

Interest-bearing liabilities:
Interest-bearing transaction accounts	$11	$15	$26
Savings and money market	1,062	323	1,385
Time deposits (2)	1,150	(1,372)	(222)
FHLB advances and other borrowings	1,962	(1,534)	428

Total change in interest expenses	4,185	(2,568)	1,617

Total change in net interest income	$19,723	$(9,042)	$10,681

	Six months ended June 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$34	$16	$50
New Loans	21,444	(4,435)	17,009
Acquired Loans (1)	18,367	(14,506)	3,861
Investment securities and other	1,498	341	1,839

Total change in interest income	$41,343	$(18,584)	$22,759

Interest-bearing liabilities:
Interest-bearing transaction accounts	$18	$29	$47
Savings and money market	1,884	504	2,388
Time deposits (2)	2,311	(2,560)	(249)
FHLB advances and other borrowings	2,943	(2,309)	634

Total change in interest expenses	7,156	(4,336)	2,820

Total change in net interest income	$34,187	$(14,248)	$19,939

(1)	Includes loans on non-accrual status.
(2)	Interest expense on time deposits includes the impact from time deposit premium amortization.

Second Quarter 2014 compared to Second Quarter 2013

Net interest income was $41.2 million for the second quarter of 2014, an increase of 35.1% compared to $30.5 million for the same period in 2013. The increase in net interest income reflects a $12.3 million increase in interest income partially offset by a $1.6 million increase in interest expense. For the three months ended June 30, 2014, average earning assets increased by $1.71 billion, or 54.4%, compared to the same period of the prior year, while average interest bearing liabilities increased $1.77 billion, or 74.4%, compared to the three months ended June 30, 2013. The increase in interest income for the second quarter of 2014 was primarily due to an $8.7 million increase in interest income on new loans. The average balance of new loans increased $1.11 billion, which offset the negative impact of the reduction in the average interest rate on new loans of 43 basis points. Interest income on acquired loans increased $2.8 million for the three months ended June 30, 2014 compared to the second quarter of 2013, primarily driven by an increase in the average balance of loans of $398.4 million. The Great Florida Bank acquisition contributed approximately $6.7 million to the increase in interest income on acquired loans, partially offset by a decrease of $3.9 million in legacy acquired loan income due to runoff of the acquired loan portfolio from the Failed Bank Acquisitions.

Interest expense on deposits increased $1.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a $1.26 billion, or 59.6%, increase in the average balance of total interest bearing deposits. The decline in the average rate paid on deposits was attributable to lower prevailing rates offered and the continued run-off of wholesale and longer-term time deposits assumed in the acquisitions. The average rate paid on time deposits, including the impact of premium amortization, was 0.88% and 1.26% for the three months ended June 30, 2014 and 2013, respectively. Interest expense on FHLB advances and other borrowings totaled $1.5 million for the three months ended June 30, 2014 as compared to $1.0 million for the three months ended June 30, 2013. The increase was primarily due to an increase of $514.4 million, or 189.1%, in the average balance of FHLB advances and other borrowings, partially offset by a decrease in average rate paid on deposits of 77 basis points.

The net interest margin for the three months ended June 30, 2014 was 3.39%, a decline of 49 basis points compared to 3.88% for the three months ended June 30, 2013. The average yield on interest-earning assets declined by 60 basis points for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, while the average rate paid on interest-bearing liabilities decreased by 26 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances. Although the average acquired loan portfolio balance increased 69.9% due to the Great Florida Bank acquisition during the first quarter of 2014, the lower yielding loans acquired from the Great Florida Bank acquisition resulted in a decline in the average rate for the combined acquired loan portfolio. The average rate on the acquired loan portfolio was 8.00% for the three months ended June 30, 2014, down from 11.62% for the three months ended June 30, 2013. At the date of acquisition, the weighted average accretion rate for the loans accounted for under ASC 310-30 was 4.65% and the weighted average contractual rate on acquired Non-ASC 310-30 loans was 4.55%.

Six Months of 2014 compared to Six Months of 2013

Net interest income was $79.5 million for the six months ended June 30, 2014, an increase of 33.5% compared to $59.6 million for the same period in 2013. The increase in net interest income reflects a $22.8 million increase in interest income partially offset by a $2.8 million increase in interest expense. For the six months ended June 30, 2014, average interest earning assets increased by $1.54 billion, or 50.5%, compared to the same period of the prior year, while average interest bearing liabilities increased $1.59 billion, or 69.2%, compared to the six months ended June 30, 2013. The increase in interest income for the six months ended June 30, 2014 was primarily due to a $17.0 million increase in interest income on new loans. The average balance of new loans increased $1.07 billion, which offset the negative impact of the reduction in the average interest rate on new loans of 45 basis points. Interest income on acquired loans increased $3.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily driven by an increase in the average balance of loans of $316.4 million which was partially offset by a decrease of $7.5 million in legacy acquired loan income due to runoff of the acquired loan portfolio from the Failed Bank Acquisitions.

Interest expense on deposits increased $2.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a $1.20 billion, or 59.4%, increase in the average balance of total interest bearing deposit accounts. The average rate paid on time deposits, including the impact of premium amortization, was 0.93% and 1.29% for the six months ended June 30, 2014 and 2013, respectively. The decline in the average rate paid on deposits was attributable to lower prevailing rates offered and the continued run-off of wholesale and longer-term time deposits assumed in the Acquisitions. Interest expense on FHLB advances and other borrowings totaled $2.7 million for the six months ended June 30, 2014 as compared to $2.1 million for the six months ended June 30, 2013. The increase was primarily due to an increase of $390.3 million, or 140.5%, in the average balance of FHLB advances and other borrowings, partially offset by a decrease in average rate paid on deposits of 69 basis points.

The net interest margin for the six months ended June 30, 2014 was 3.50%, a decline of 45 basis points compared to 3.95% for the six months ended June 30, 2013. The average yield on interest-earning assets declined by 57 basis points for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, while the average rate paid on interest-bearing liabilities decreased by 25 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances. Although the acquired loan portfolio balance increased 54.1% due to the Great Florida Bank acquisition during the first quarter of 2014, the lower yielding loans acquired from the Great Florida Bank acquisition resulted in a decline in the average rate for the combined acquired loan portfolio. The average rate on the acquired loan portfolio was 8.39% for the six months ended June 30, 2014, down from 11.61% for the six months ended June 30, 2013. At the date of acquisition, the weighted average accretion rate for the loans accounted for under ASC 310-30 was 4.65% and the weighted average contractual rate on acquired Non-ASC 310-30 loans was 4.55%.

Provision for Loan Losses

Second Quarter 2014 compared to Second Quarter 2013

The provision for loan losses is used to maintain the ALL at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. Provision for loan losses increased by $2.8 million, or 584.1%, to $3.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Provision for loan loss expense for the three months ended June 30, 2014 included $3.3 million related to new loans and recoupment of past provision expense of $0.1 million on the acquired loan portfolio. For the fourth consecutive quarter, we experienced a recoupment of past provision expense related to the acquired loan portfolio due to better than expected performance and declining delinquencies.

Net charge-offs were $0.8 million for the second quarter of 2014, a decrease of 36.4% for the same period of 2013. The decrease in net charge-offs was due to resolution of acquired loans in the 1-4 SFR, Construction, Land & Development, and CRE loan categories. Net charge-offs were 0.11% of average loans on an annualized basis for the second quarter of 2014 compared to 0.34% of average loans for the same period of 2013.

Six Months of 2014 compared to Six Months of 2013

Provision for loan losses totaled $4.3 million for the six months ended June 30, 2014 as compared to $1.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, provision for loan loss expense increased by $2.8 million, or 175.7%, from the comparative period in 2013 and includes $4.5 million related to new loans and recoupment of past provision expense of $0.2 million on the acquired loan portfolio.

Net charge-offs were $1.2 million for the six months ended June 30, 2014, a decrease of 75.3% for the same period of 2013. The decrease in net charge-offs was due to resolution of acquired loans in the Construction, Land & Development, and CRE loan categories. Net charge-offs were 0.08% of average loans on an annualized based for the six months ended June 30, 2014 compared to 0.65% of average loans for the same period of 2013.

Noninterest Income

The following tables present a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(Dollars in thousands)
Noninterest income
Service charges and fees	$707	$554	$1,445	$1,071
Loan and other fees	2,569	1,436	3,285	2,142
Bank-owned life insurance income	1,038	—	1,856	—
FDIC loss share indemnification loss	(5,247)	(4,729)	(10,239)	(8,518)
Income from resolution of acquired assets	1,692	4,116	2,729	5,915
Gain on sales of other real estate owned	(359)	(442)	72	1,000
Gain on investment securities	4,448	1,710	6,943	3,096
Other noninterest income	1,842	1,015	3,147	1,638

Total noninterest income	$6,690	$3,660	$9,238	$6,344

Second Quarter 2014 compared to Second Quarter 2013

The Company reported noninterest income of $6.7 million for the three months ended June 30, 2014, an increase of $3.0 million, or 82.8%, compared to the three months ended June 30, 2013. The increase was due to higher loan and other fees, income from bank-owned life insurance, gains on investment securities and other noninterest income that was partially offset by decreases in resolution income from acquired assets and an increase in FDIC loss share indemnification loss.

Loan and other fees for the three months ended June 30, 2014 totaled $2.6 million, compared to $1.4 million for the three months ended June 30, 2013. The increase of approximately $1.1 million, or 78.9%, for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to increased interest rate swap service fees of $1.0 million.

During the three months ended June 30, 2014, the Company recognized $5.2 million in FDIC loss share indemnification loss as compared to $4.7 million for the three months ended June 30, 2013. The slight increase was driven primarily by a decrease of $1.0 million in expense reimbursements from the FDIC that was partially offset by decreased FDIC loss share indemnification asset amortization and clawback liability expense of $0.6 million. FDIC loss share indemnification asset amortization and clawback liability expense was $5.9 million and $6.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Recoveries recognized for the three months ended June 30, 2014 totaled $1.7 million and were recognized through earnings as received, compared to $4.1 million for the three months ended June 30, 2013.

Net gain on sales of investment securities totaled $4.4 million for the three months ended June 30, 2014, an increase of $2.7 million, or 160.1%, compared to $1.7 million for the three months ended June 30, 2013. The increase was due to rebalancing of the investment portfolio subsequent to the Great Florida Bank acquisition.

Other noninterest income increased to $1.8 million for the three months ended June 30, 2014, an increase of approximately $0.8 million, or 81.5%, compared to the $1.0 million recognized for the three months ended June 30, 2013. The primary driver of this increase was rental income of $0.5 million from properties acquired through the GFB acquisition.

Six Months of 2014 compared to Six Months of 2013

The Company reported noninterest income of $9.2 million for the six months ended June 30, 2014, an increase of $2.9 million, or 45.6%, compared to the six months ended June 30, 2013. The increase was due to higher loan and other fees, income from bank-owned life insurance, gains on investment securities and other noninterest income that was partially offset by decreases in resolution income from acquired assets, reduction in net OREO gains and an increase in FDIC loss share indemnification loss.

Loan and other fees for the six months ended June 30, 2014 totaled $3.3 million, compared to $2.1 million for the six months ended June 30, 2013. The increase of approximately $1.1 million, or 53.4%, for the six months ended June 30, 2014 compared to the period in the prior year was primarily due to increased interest rate swap service fees of $1.0 million.

During the six months ended June 30, 2014, the Company recognized $10.2 million in FDIC loss share indemnification loss as compared to $8.5 million for the six months ended June 30, 2013. The increase was driven primarily by a decrease of $2.8 million in expense reimbursements from the FDIC that was partially offset by decreased FDIC loss share indemnification asset amortization and clawback liability expense of $1.2 million. FDIC loss share indemnification asset amortization and clawback liability expense was $12.2 million and $13.4 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Recoveries recognized for the six months ended June 30, 2014 totaled $2.7 million and were recognized through earnings as received, compared to $5.9 million for the six months ended June 30, 2013.

Net gain on sales of OREO decreased by $0.9 million, or 92.8%, to $0.1 million for the six months ended June 30, 2014, down from $1.0 million for the six months ended June 30, 2013. The reduction in net OREO gains for the period resulted from the stabilization of asset values, compared to the six months ended June 30, 2013, where real estate assets generally increased during the period.

Net gain on investment securities totaled $6.9 million for the six months ended June 30, 2014, an increase of $3.8 million, or 124.3%, compared to $3.1 million for the six months ended June 30, 2013. The increase was due to rebalancing of the investment portfolio subsequent to the Great Florida Bank acquisition.

Other noninterest income increased to $3.1 million for the six months ended June 30, 2014, an increase of $1.5 million, or 92.1%, compared to the $1.6 million recognized for the six months ended June 30, 2013. The primary driver of this increase was rental income of $0.8 million from properties acquired through the Great Florida Bank acquisition and increased ATM and Debit card fee income of $0.1 million.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Noninterest expense
Salaries and employee benefits	$13,411	$12,057	$29,831	$23,357
Occupancy and equipment expenses	3,777	2,571	7,210	5,012
Other real estate and acquired assets resolution related expenses	3,338	6,094	7,099	11,785
Professional services	1,352	1,498	3,184	3,504
Data processing and network	2,357	1,807	5,567	3,439
Regulatory assessments and insurance	1,920	1,278	3,694	2,566
Amortization of intangibles	443	380	859	792
Other operating expenses	4,146	1,770	7,766	3,527

Total noninterest expense	$30,744	$27,455	$65,210	$53,982

Second Quarter 2014 compared to Second Quarter 2013

Salaries and employee benefits, the single largest component of our noninterest expense, totaled $13.4 million for the three months ended June 30, 2014, an increase of $1.4 million, or 11.2%, compared to the three months ended June 30, 2013. The increase for the three months ended June 30, 2014 was primarily due to increased salaries and wages of $1.3 million from increased full-time equivalents related to the Great Florida Bank acquisition.

Occupancy and equipment expenses increased $1.2 million, or 46.9%, to $3.8 million for the three months ended June 30, 2014, compared to $2.6 million for the three months ended June 30, 2013. This increase is due in part to the Company’s assumption of the banking and operating locations of Great Florida Bank that were predominantly leased facilities classified as operating leases and $0.2 million of expense related to the closure of leased branches.

OREO and acquired asset resolution expenses decreased by $2.8 million, or 45.2%, for the second quarter of 2014 compared to the prior year due to less workout activity and decreased volume of the acquired loan portfolios and legacy OREO.

Data processing and network increased by $0.6 million, or 30.4%, to $2.4 million during the three months ended June 30, 2014 compared to the same period in 2013, primarily driven by increases of $0.3 million in core data processing expenses and $0.2 million in software expense. The increase of these expenses for the three months ended June 30, 2014 is related to increased loan and deposit account volumes and increased software licensing costs.

Regulatory assessments and insurance increased $0.6 million, or 50.2%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased deposit insurance assessments of $0.4 million and higher general insurance expenses of $0.2 million.

Other operating expenses increased $2.4 million for the three months ended June 30, 2014, primarily due to increased directors’ fees of $0.4 million, higher provision expense of $0.2 million related to unfunded loan commitments, fixed asset write-downs of $0.8 million related to branch closures, and an increase of EAA expense totaling $0.4 million.

Six Months of 2014 compared to Six Months of 2013

Salaries and employee benefits totaled $29.8 million for the six months ended June 30, 2014, an increase of $6.5 million, or 27.7%, compared to the six months ended June 30, 2013. The increase for the six months ended June 30, 2014 was primarily due to increased salaries and benefits expense of $3.8 million from increased full-time equivalents and severance and retention payments of $2.2 million related to the Great Florida Bank acquisition and integration.

Occupancy and equipment expenses increased $2.2 million, or 43.9%, to $7.2 million for the six months ended June 30, 2014, compared to $5.0 million for the six months ended June 30, 2013. This increase is due primarily to the Company’s assumption of the banking and operating locations of GFB.

OREO and acquired asset resolution expenses decreased by $4.7 million, or 39.8%, for the six months ended June 30, 2014 compared to the prior year due to less workout activity and decreased volume of the acquired loan portfolios and OREO excluding those acquired from the Great Florida Bank acquisition.

Data processing and network increased by $2.1 million, or 61.9%, to $5.6 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily driven by $0.9 million in conversion costs due to the GFB acquisition, increases of $0.5 million in core processing expenses and $0.5 million in software expense.

Regulatory assessments and insurance increased $1.1 million, or 44.0%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased deposit insurance assessments of $0.9 million and higher general insurance expenses of $0.2 million.

Other operating expenses increased $4.2 million for the six months ended June 30, 2014, primarily due to increased directors’ fees of $0.4 million, higher provision expense of $0.5 million related to unfunded loan commitments, other costs associated with the Great Florida Bank acquisition totaling $1.0 million, fixed asset write-downs of $0.8 million related to branch closures, and an increase of EAA expense totaling $0.4 million.

Provision for Income Taxes

Second Quarter 2014 compared to Second Quarter 2013

The expense for income taxes for the three months ended June 30, 2014 totaled $4.7 million, an increase of $2.8 million, or 143.7%, compared to the three months ended June 30, 2013. The increase in the income tax expense was primarily due to the increase in taxable income for the three months ended June 30, 2014 compared to taxable income for the three months ended June 30, 2013. The Company’s effective tax rate was 33.9% and 31.1% for the three months ended June 30, 2014 and 2013, respectively. This increase primarily reflects the impact of increased pre-tax income partially offset by increases in tax-exempt BOLI income held during the three months ended June 30, 2014.

Six Months of 2014 compared to Six Months of 2013

The expense for income taxes for the six months ended June 30, 2014 totaled $6.5 million, an increase of $2.9 million, or 81.9%, compared to the six months ended June 30, 2013. The increase in the income tax expense was primarily due to the increase in taxable income for the six months ended June 30, 2014 compared to taxable income for the six months ended June 30, 2013. The Company’s effective tax rate was 33.9% and 34.6% for the six months ended June 30, 2014 and 2013, respectively. This decrease primarily reflects the impact of increases in tax-exempt dividend income from preferred stocks and the net gain in cash surrender value of BOLI policies held during the six months ended June 30, 2014.

Analysis of Financial Condition

Total assets were $5.64 billion at June 30, 2014, an increase of $1.67 billion, or 42.0%, from December 31, 2013. The increase in total assets includes an increase of $1.00 billion in net loans, of which acquired loans increased $469 million over the period. The increase in acquired loans reflects the $548 million in net loans acquired through GFB on January 31, 2014, partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned. Total securities portfolio was $1.78 billion at June 30, 2014, an increase of $599 million from December 31, 2013 primarily due to investment securities acquired from Great Florida Bank. The remaining increase in total assets was mainly due to increases in goodwill and other intangible assets of $50.1 million, OREO of $46.3 million, bank-owned life insurance of $41.9 million, deferred tax assets of $29.6 million and other assets of $21.4 million which were partially offset by a decrease in the FDIC loss share indemnification asset of $12.4 million and a decrease in FDIC receivables of $2.7 million.

Investment Securities

Total investment securities increased $599 million, or 50.6% compared to December 31, 2013. The increase in investment securities was primarily due to the $278 million of securities acquired as part of the Great Florida Bank acquisition. The Company’s investment securities portfolio as of June 30, 2014 primarily consisted of U.S. government agencies and sponsored enterprises obligations and mortgage back securities, corporate debt, asset-backed securities and preferred stocks. The average balance of the securities portfolio for the three months ended June 30, 2014 totaled $1.71 billion with a pre-tax yield of 2.44%. The average balance of the securities portfolio for the six months ended June 30, 2014 totaled $1.61 billion with a pre-tax yield of 2.53%.

No securities were determined to be OTTI as of June 30, 2014 or December 31, 2013. All securities available for sale at June 30, 2014 and December 31, 2013 are investment grade based on ratings from recognized rating agencies.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a taxable equivalent basis.

	Maturity as of June 30, 2014
			After One Year through		After Five Years through
	One Year or Less		Five Years		Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
				(Dollars in thousands)
Securities available for sale:
Asset-backed securities	$—	—	$1,903	1.39%	$223,676	2.63%	$218,393	2.57%
Corporate bonds and other securities	19,028	1.86%	403,194	1.45%	27,972	1.64%	93,847	5.42%
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	27,057	1.63%	372,474	2.13%	175,570	2.33%
U.S. Government agencies and sponsored enterprises obligations	309	-8.97%	—	—	57,290	1.66%	22,297	3.12%
State and municipal obligations	—	—	—	—	—	—	2,039	5.35%
Preferred Stock (1)	—	—	—	—	—	—	66,340	5.24%

Total securities available for sale	$19,337	-8.97%	$432,154	1.46%	$681,412	2.24%	$578,486	3.30%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable between April 2017 and November 2023.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of June 30, 2014, and December 31, 2013, the Bank held approximately $56.3 million and $36.2 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2014 and December 31, 2013, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of June 30, 2014 or December 31, 2013.

Loans

Loan concentration

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	June 30,		December 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
New Loans:
Commercial real estate	$892,999	27.4%	$669,711	29.6%
1-4 single family residential	523,987	16.1%	359,818	15.9%
Construction, land and development	123,169	3.8%	75,666	3.3%
Home equity loans and lines of credit	9,631	0.3%	19,303	0.9%

Total real estate loans	1,549,786	47.6%	1,124,498	49.7%

Commercial and industrial	753,984	23.1%	645,037	28.6%
Consumer	2,567	0.1%	1,176	0.1%

Total New Loans	$2,306,337	70.8%	$1,770,711	78.4%

Acquired ASC 310-30 Loans:
Commercial real estate	$413,154	12.7%	$274,147	12.1%
1-4 single family residential	98,802	3.0%	56,745	2.5%
Construction, land and development	76,210	2.3%	55,936	2.5%
Home equity loans and lines of credit	—	0.0%	—	0.0%

Total real estate loans	588,166	18.0%	386,828	17.1%

Commercial and industrial	81,444	2.5%	57,047	2.5%
Consumer	3,345	0.1%	3,992	0.2%

Total Acquired ASC 310-30 Loans	$672,955	20.6%	$447,867	19.8%

Acquired Non-ASC 310-30 Loans:
Commercial real estate	$90,661	2.8%	$12,705	0.6%
1-4 single family residential	111,056	3.4%	10,174	0.5%
Construction, land and development	8,077	0.2%	—	0.0%
Home equity loans and lines of credit	56,926	1.7%	11,998	0.5%

Total real estate loans	266,720	8.1%	34,877	1.6%

Commercial and industrial	16,519	0.5%	5,040	0.2%
Consumer	1,121	0.0%	289	0.0%

Total Acquired Non-ASC 310-30 Loans	284,360	8.6%	40,206	1.8%

Total Loans	$3,263,652	100.0%	$2,258,784	100.0%

Total loans were $3.26 billion at June 30, 2014, an increase of 44.5% compared to $2.26 billion at December 31, 2013.

Our originated loan portfolio increased by 30.2% to $2.31 billion as of June 30, 2014, as compared to $1.77 billion at December 31, 2013. The increase during the six months ended June 30, 2014 was primarily due to organic growth in commercial real estate and commercial and industrial loans.

Acquired loans were $957 million at June 30, 2014, an increase of 96.1% compared to $488 billion at December 31, 2013. The increase during the six months ended June 30, 2014 was primarily due to the acquisition of Great Florida Bank on January 31, 2014. Acquired loans that are covered under loss sharing agreements totaled $326.5 million at June 30, 2014, a decrease of $32.7 million compared to $359.3 million at December 31, 2013.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccruals loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	June 30,	March 31,	December 31,	September 31,	June 30,
	2014	2014	2013	2013	2013
	(Dollars in thousands)
Nonperforming Assets (Excluding acquired assets)
Nonaccrual Loans:
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	1,052	—	—
Construction, land and development	—	10	—	—	—
Home equity loans and lines of credit	198	—	—	—	—
Commercial and industrial	—	—	24	38	55
Consumer	—	—	—	—	—

Total nonaccrual loans	198	10	1,076	38	55
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	198	10	1,076	38	55

Other real estate owned (OREO)	—	—	—	—	427
Other foreclosed property	—	—	—	—	—

Total new nonperforming assets	$198	$10	$1,076	$38	$482

Nonperforming Acquired Assets
Nonaccrual Loans:
Commercial real estate	$13,836	$5,525	$5,962	$6,399	$5,907
1-4 single family residential	618	852	144	1,104	320
Construction, land and development	3,464	3,535	16,753	11,762	17,672
Home equity loans and lines of credit	5,142	4,264	1,996	2,056	1,840
Commercial and industrial	11,143	11,543	7,580	8,417	3,148
Consumer	564	640	644	836	568

Total nonaccrual loans	34,767	26,359	33,079	30,574	29,455
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	34,767	26,359	33,079	30,574	29,455

Other real estate owned (OREO)	80,988	86,244	34,682	46,598	44,287
Other foreclosed property	—	71	—	—	54

Total acquired nonperforming assets	$115,755	$112,674	$67,761	$77,172	$73,796

Total nonperforming assets	$115,953	$112,684	$68,837	$77,210	$74,278

The following table sets forth our asset quality ratios for the periods presented:

	June 30,	March 31,	December 31,	September 31,	June 30,
	2014	2014	2013	2013	2013
Asset quality ratios—New loans
Nonperforming new loans to total gross new loans	0.01%	0.00%	0.06%	0.00%	0.00%
New loan ALL to total gross new loans	0.54%	0.49%	0.47%	0.43%	0.50%
Asset quality ratios—Acquired loans
Nonperforming acquired loans to gross acquired loans	3.63%	2.62%	6.78%	5.93%	5.18%
Acquired loan ALL to total gross acquired loans	0.57%	0.60%	1.32%	1.42%	1.82%
Covered acquired loans to total gross acquired loans	34.11%	33.51%	73.60%	73.82%	75.32%
Asset quality ratios—Total loans
Nonperforming loans to total gross loans	1.07%	0.90%	1.51%	1.65%	1.78%
Nonperforming assets to total assets	2.06%	2.18%	1.73%	2.12%	2.09%
Covered loans to total gross loans	10.00%	11.47%	15.90%	20.56%	25.87%
ALL to nonperforming assets	15.42%	13.76%	21.40%	16.94%	21.21%
ALL to total gross loans	0.55%	0.53%	0.65%	0.71%	0.95%

Nonaccrual loans totaled $35.0 million at June 30, 2014, an increase of 2.4% from $34.2 million at December 31, 2013. Excluding acquired loans, nonperforming loans totaled $0.2 million at June 30, 2014, a decrease of 81.6% from $1.1 million at December 31, 2013.

Nonperforming assets totaled $116.0 million at June 30, 2014, an increase of $47.1 million, or 68.4%, from December 31, 2013. Excluding acquired assets, nonperforming assets totaled $0.2 million at June 30, 2014, a decrease of 81.6% from $1.1 million at December 31, 2013.

Analysis of the Allowance for Loan Losses (ALL)

The ALL reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the ALL includes elements of judgment and high levels of subjectivity. As a portion of the Company’s loans were acquired in failed bank acquisitions and were purchased at a substantial discount to their original book value, we segregate loans into three buckets when assessing and analyzing the ALL: new loans, acquired ASC 310-30 loans, acquired Non-ASC 310-30 loans.

The following table presents the allocation of the ALL for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	June 30, 2014		December 31, 2013
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category
	(Dollars in thousands)
New Loans:
Commercial real estate	$4,262	27.4%	$2,153	29.6%
1-4 single family residential	2,212	16.1%	1,306	15.9%
Construction, land and development	1,275	3.8%	830	3.3%
Home equity loans and lines of credit	81	0.3%	126	0.9%

Total real estate loans	7,830	47.6%	4,415	49.7%

Commercial and industrial	4,559	23.1%	3,854	28.6%
Consumer	25	0.1%	15	0.1%

Total new loans	$12,414	70.8%	$8,284	78.4%

Acquired ASC 310-30 Loans:
Commercial real estate	$2,883	12.7%	$2,675	12.1%
1-4 single family residential	207	3.0%	85	2.5%
Construction, land and development	660	2.3%	985	2.5%
Home equity loans and lines of credit	—	0.0%	—	0.0%

Total real estate loans	3,750	18.0%	3,745	17.1%

Commercial and industrial	1,359	2.5%	2,341	2.5%
Consumer	298	0.1%	157	0.2%

Total Acquired ASC 310-30 Loans	$5,407	20.6%	$6,243	19.8%

Acquired Non-ASC 310-30 Loans:
Commercial real estate	$15	2.8%	$10	0.6%
1-4 single family residential	7	3.4%	50	0.5%
Construction, land and development	—	0.2%	—	0.0%
Home equity loans and lines of credit	32	1.7%	137	0.5%

Total real estate loans	54	8.1%	197	1.6%

Commercial and industrial	6	0.5%	6	0.2%
Consumer	3	0.0%	3	0.0%

Total Acquired Non-ASC 310-30 Loans	$63	8.6%	$206	1.8%

Total Loans	$17,884	100.0%	$14,733	100.0%

The following tables present information related to the ALL for the periods presented:

				Home
				Equity
		1-4 Single	Construction,	Loans and	Commercial
	Commercial	Family	Land and	Lines of	and
	Real Estate	Residential	Development	Credit	Industrial	Consumer	Total
Balance at April 1, 2014	$5,523	$1,587	$1,900	$151	$5,977	$356	$15,494

Provision (credit) for ASC 310-30 loans	191	212	(31)	—	(539)	(34)	(201)
Provision (credit) for non-ASC 310-30 loans	4	(45)	—	89	16	32	96
Provision (credit) for New loans	1,351	702	499	(65)	849	5	3,341

Total provision	1,546	869	468	24	326	3	3,236

Charge-offs for ASC 310-30 loans	—	(30)	(444)	—	(32)	(4)	(510)
Charge-offs for non-ASC 310-30 loans	—	—	—	(62)	—	(29)	(91)
Charge-offs for New loans	—	—	—	—	(348)	—	(348)

Total charge-offs	—	(30)	(444)	(62)	(380)	(33)	(949)

Recoveries for ASC 310-30 loans	91	—	11	—	1	—	103
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	91	—	11	—	1	—	103

Ending ALL balance
ASC 310-30 loans	2,883	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	15	7	—	32	6	3	63
New loans	4,262	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$7,160	$2,426	$1,935	$113	$5,924	$326	$17,884

				Home
				Equity
		1- 4 Single	Construction,	Loans and	Commercial
	Commercial	Family	Land and	Lines of	and
	Real Estate	Residential	Development	Credit	Industrial	Consumer	Total
Balance at April 1, 2013	$5,031	$2,414	$3,855	$82	$4,878	$354	$16,614

Provision (credit) for ASC 310-30 loans	572	(709)	(72)	—	257	399	447
Provision (credit) for non-ASC 310-30 loans	(3)	(21)	(2)	(7)	(190)	—	(223)
Provision (credit) for New loans	(35)	15	(338)	(25)	632	—	249

Total provision	534	(715)	(412)	(32)	699	399	473

Charge-offs for ASC 310-30 loans	—	(576)	(232)	—	(1)	(455)	(1,264)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(64)	—	(64)
Charge-offs for New loans	—	—	(34)	—	—	—	(34)

Total charge-offs	—	(576)	(266)	—	(65)	(455)	(1,362)

Recoveries for ASC 310-30 loans	26	2	2	—	—	1	31
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	26	2	2	—	—	1	31

Ending ALL balance
ASC 310-30 loans	4,163	595	2,167	—	3,066	279	10,270
Non-ASC 310-30 loans	14	11	1	38	8	4	76
New loans	1,414	519	1,011	12	2,438	16	5,410

Balance at June 30, 2013	$5,591	$1,125	$3,179	$50	$5,512	$299	$15,756

				Home
				Equity
		1- 4 Single	Construction,	Loans and	Commercial
	Commercial	Family	Land and	Lines of	and
	Real Estate	Residential	Development	Credit	Industrial	Consumer	Total
Balance at January 1, 2014	$4,834	$1,443	$1,819	$132	$6,331	$174	$14,733

Provision (credit) for ASC 310-30 loans	191	152	133	—	(871)	232	(163)
Provision (credit) for non-ASC 310-30 loans	5	(45)	—	129	(109)	32	12
Provision (credit) for New loans	2,113	906	441	(45)	1,054	8	4,477

Total provision	2,309	1,013	574	84	74	272	4,326

Charge-offs for ASC 310-30 loans	(74)	(30)	(1,245)	—	(110)	(91)	(1,550)
Charge-offs for non-ASC 310-30 loans	—	—	—	(103)	(24)	(29)	(156)
Charge-offs for New loans	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	(30)	(1,245)	(103)	(482)	(120)	(2,054)

Recoveries for ASC 310-30 loans	91	—	787	—	1	—	879
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	91	—	787	—	1	—	879

Ending ALL balance
ASC 310-30 loans	2,883	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	15	7	—	32	6	3	63
New loans	4,262	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$7,160	$2,426	$1,935	$113	$5,924	$326	$17,884

				Home
				Equity
		1- 4 Single	Construction,	Loans and	Commercial
	Commercial	Family	Land and	Lines of	and
	Real Estate	Residential	Development	Credit	Industrial	Consumer	Total
Balance at January 1, 2013	$4,107	$3,049	$5,239	$67	$6,054	$433	$18,949

Provision (credit) for ASC 310-30 loans	2,634	(1,153)	463	—	(970)	486	1,460
Provision (credit) for non-ASC 310-30 loans	(6)	(31)	(2)	(24)	(110)	—	(173)
Provision (credit) for New loans	(184)	(103)	(100)	8	703	(42)	282

Total provision	2,444	(1,287)	361	(16)	(377)	444	1,569

Charge-offs for ASC 310-30 loans	(986)	(689)	(2,380)	—	(6)	(579)	(4,640)
Charge-offs for non-ASC 310-30 loans	—	—	—	(1)	(159)	—	(160)
Charge-offs for New loans	—	—	(57)	—	—	—	(57)

Total charge-offs	(986)	(689)	(2,437)	(1)	(165)	(579)	(4,857)

Recoveries for ASC 310-30 loans	26	52	16	—	—	1	95
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	26	52	16	—	—	1	95

Ending ALL balance
ASC 310-30 loans	4,163	595	2,167	—	3,066	279	10,270
Non-ASC 310-30 loans	14	11	1	38	8	4	76
New loans	1,414	519	1,011	12	2,438	16	5,410

Balance at June 30, 2013	$5,591	$1,125	$3,179	$50	$5,512	$299	$15,756

As of June 30, 2014, substantially all of our new loans are performing and have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis; trends in delinquencies and nonaccruals by loan portfolio segment and asset categories within those segments; portfolio segment and asset category production trends, including average risk ratings and loan-to-value, or LTV, ratios; current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.

The ALL increased $3.2 million to $17.9 million at June 30, 2014 from $14.7 million at December 31, 2013, primarily due to the increase in new loans of $535.6 million. The ALL as a percentage of non-performing assets and ALL as a percentage of total gross loans was 15.42% and 0.55% as of June 30, 2014, compared to 21.4% and 0.65% at December 31, 2013. The decrease in both ratios was the result of the Great Florida Bank acquisition. Acquired loans from the Great Florida Bank acquisition were recorded at their fair value at the date of acquisition. Discounts due to credit quality are included in the determination of fair value; therefore an ALL is not recorded at the acquisition date.

Net loan charge-offs for the second quarter of 2014 totaled $0.8 million, a decrease of 36.4% compared to $1.3 million for the same period of 2013. Net loan charge-offs for the six months ended June 30, 2014 totaled $1.2 million, a decrease of 75.3% compared to $4.8 million for the same period of 2013. The ratio of ALL to net charge-offs was 5.27x and 2.95x for the three months ended June 30, 2014 and 2013, respectively, due to increases in the ALL and reduced charge-offs during the period.

FDIC Loss Share Indemnification Asset

The Company reviews and updates the cash flow expected to be collected on Covered Assets and the FDIC loss share indemnification asset on a quarterly basis as loss and recovery estimates related to Covered Assets may change. Decreases in the amount of cash flows expected to be collected on Covered Loans after acquisition result in a provision for loan losses, an increase in the ALL, and a proportional increase to the FDIC loss share indemnification asset and income for the estimated amount to be reimbursed. Increases in the amount of cash flow expected to be collected on Covered Loans after acquisition result in the reversal of any previously recorded provision for loan losses and related ALL and a decrease to the FDIC loss share indemnification asset, or prospective adjustment to the accretable discount if no provision for loan losses had been previously recorded. If no provision for loan losses had been previously recorded, improvements in the expected cash flows from the Covered Loans, which is reflected as an adjustment to yield and accreted into income over the remaining expected term of the loans, decreases the expected cash flows to be collected from the loss sharing agreement, with such decrease reducing the yield to be accreted on a prospective basis if the total expected cash flows from the loss sharing agreement exceeds its carrying amount; and, if the carrying amount of the FDIC loss share indemnification asset exceeds the total expected cash flows, the excess is amortized as a reduction of income over the shorter of (1) the remaining expected term of the respective loans or (2) the remaining term of the FDIC loss share agreement.

The loss sharing agreements between the Company and the FDIC for certain of the Old Failed Bank acquisitions include clawback provisions that obligate the Company to pay the FDIC a certain amount in the event that losses incurred by the Company do not reach a specified threshold upon termination of the loss sharing agreement. The fair value of the clawback liability is initially estimated using the same discounted cash flow model used to determine the loss share indemnification asset, using a discount rate that takes into account the Company’s credit risk. The clawback liability is re-measured quarterly based on the terms of the applicable loss sharing agreement, changes in projected losses on Covered Assets and the cumulative servicing amount, if applicable.

The clawback liability is included in other liabilities in the accompanying consolidated balance sheets and the amortization and loss on re-measurement is included in loss share indemnification income in the accompanying consolidated statements of operations.

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$80,605	$113,491	$87,229	$125,949
Reimbursable expenses	1,427	2,465	3,153	5,921
Amortization	(5,406)	(5,629)	(11,405)	(12,459)
Income resulting from impairment and charge-off of covered assets, net	456	2,694	1,206	5,980
Expense resulting from recoupment and disposition of covered assets, net	(1,260)	(3,427)	(2,423)	(7,056)
FDIC claims submissions	(969)	(5,414)	(2,907)	(14,155)

Balance at end of period	$74,853	$104,180	$74,853	$104,180

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,060	$12,038	$11,753	$11,966
Amortization impact	181	187	357	368
Remeasurement impact	284	645	415	536

Balance at end of period	$12,525	$12,870	$12,525	$12,870

Other Real Estate Owned

The following table shows the composition of other real estate owned as of the periods presented:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Commercial real estate	$26,514	$16,410
1-4 single family residential	13,272	4,887
Construction, land and development	41,202	13,385

Total	$80,988	$34,682

The following table summarized the activity related to other real estate owned for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$86,244	$47,703	$34,682	$57,767
Additions from acquisition	810	—	55,085	—
Transfers from loan portfolio	2,529	8,951	12,869	15,773
Impairments	(287)	(1,962)	(732)	(2,907)
Sales	(8,308)	(9,978)	(20,916)	(25,919)

Balance at end of period	$80,988	$44,714	$80,988	$44,714

We expect that OREO will generally continue to decrease in the future as there will be less transfers from the loan portfolio and disposition activity. However, OREO may increase in future periods as a result of future business combinations or increased foreclosure activity.

Total OREO held by the Company was $81.0 million as of June 30, 2014, an increase of $46.3 million from December 31, 2013. The increase in other real estate owned was due to $55.1 million of additions to OREO as a result of the Great Florida Bank acquisition and $12.9 million of additions to OREO through loan foreclosures partially offset by OREO sales of $20.9 million.

Deposits

We expect that deposits will be our primary funding source in the future as we continue to optimize our deposit mix and lower our cost of deposits by reducing rate sensitive time deposits. In the future, we expect commercial core deposits will drive core deposit growth.

The following table shows the deposit mix as of the periods presented:

	June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in thousands)
Noninterest bearing demand deposits	$435,055	11.0%	$291,658	10.5%
Interest-bearing demand deposits	120,197	3.0%	84,837	3.0%
Savings and money market accounts	1,970,093	49.8%	1,251,842	44.8%
Time deposits	1,432,921	36.2%	1,165,196	41.7%

Total deposits	$3,958,266	100.0%	$2,793,533	100.0%

Total deposits at June 30, 2014 totaled $3.96 billion, an increase of $1.16 billion, or 41.7%, from December 31, 2013. The increase in deposits consisted of an $897.0 million increase in core deposits and a $267.7 million increase in time deposits. Core deposits include demand deposit, savings and money market accounts and represents 63.8% of total deposits at June 30, 2014, an increase from 58.3% at December 31, 2013.

The increase in total deposits was primarily due to the $864.0 million of deposits acquired through the Great Florida Bank acquisition in addition to overall net deposit growth across all deposit categories as a result of retail marketing efforts and commercial relationship growth.

The average rate paid on deposits for the three and six months ended June 30, 2014, was 0.70% and 0.70%, respectively. This represents a decrease of 18 and 20 basis points compared the average rate paid on deposits for the three and six months ended June 30, 2013 of 0.88% and 0.90%, respectively. Continued planned reductions of high cost acquired time deposits and a higher composition of noninterest bearing deposits drove the decrease in the cost of deposits. The average rate paid on time deposits for the three and six months ended June 30, 2014, was 0.88% and 0.93%, respectively. This represents a decrease of 38 and 36 basis points compared the average rate paid on time deposits for the three and six months ended June 30, 2013 of 1.26% and 1.29%, respectively.

The following table shows the remaining maturity of time deposits of $100,000 and greater:

June 30,
2014
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$157,463
After three months through six months	194,546
After six months through twelve months	233,289
After twelve months	320,231

Total	$905,529

Other Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
FHLB Advances	$770,500	$432,015
Securities sold under repurchase agreements	72,500	—
Retail repurchase agreements	5,195	4,853

Total contractual outstanding	848,195	436,868

Deferred prepayment penalty	(387)	(1,187)
Fair value adjustment	7,492	185

Total borrowings	$855,300	$435,866

At June 30, 2014, total borrowings were $855.3 million, an increase of $419.4 million, or 96.2%, from $435.9 at December 31, 2013. The increase in total borrowings was primarily driven by the $338.5 million increase in FHLB advances to fund new loan growth. The Company also acquired borrowings with a fair value of $92.7 million through the Great Florida Bank acquisition that primarily consisted of securities sold under repurchase agreements.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2014	2013	2014	2013
Short-term FHLB advances:
Maximum outstanding at any month-end during the period	$720,260	$4,000	$720,260	$4,000
Balance outstanding at end of period	570,500	—	570,500	—
Average outstanding during the period	648,646	1,319	569,544	4,870
Average interest rate during the period	0.62%	3.89%	0.66%	2.22%
Average interest rate at the end of the period	0.58%	0.00%	0.58%	0.00%

Capital Resources

Stockholders’ equity totaled $739.4 million as of June 30, 2014, an increase of $23.3 million from $716.1 million as of December 31, 2013, primarily driven by net income of $12.7 million and other comprehensive income of $9.8 million recognized during the period due to an increase in net unrealized gains in the securities portfolio. As of June 30, 2014 and December 31, 2013, we had capital levels that exceeded the regulatory guidelines for a “well-capitalized institution” under applicable guidelines. In addition, the OCC Agreement entered into by the Bank dated January 25, 2010 requires the Bank to maintain prescribed minimum capital ratios. The following table shows the required capital ratios of the Bank under the OCC Agreement and the Bank’s actual regulatory capital ratios for the periods presented:

	Well
	Capitalized	June 30,	December 31,
	Minimums	2014	2013
Capital Ratios (Company)
Tier 1 leverage ratio	5.0%	12.0%	18.0%
Tier 1 risk-based capital ratio	6.0%	16.0%	24.8%
Total risk-based capital ratio	10.0%	16.5%	25.3%

Capital Ratios (Bank)
Tier 1 leverage ratio	10.0%	10.8%	12.0%
Tier 1 risk-based capital ratio	11.0%	14.4%	16.7%
Total risk-based capital ratio	12.0%	14.9%	17.3%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Dollars in thousands)
Balance at beginning of period	$723,869	$733,506	$716,114	$728,174
Net income	9,166	4,277	12,694	6,775
Other comprehensive income (loss)	5,961	(8,463)	9,752	(6,580)
Stock based compensation expense	452	589	888	1,540

Balance at end of period	$739,448	$729,909	$739,448	$729,909

Off Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the Bank’s consolidated balance sheets. We have limited off-balance sheet arrangements that have not had or are not reasonably likely to have a current or future material effect on our financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses.

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

The following table summarizes commitments as of the dates presented:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to fund loans	$232,003	$96,359
Unused lines of credit	224,278	168,408
Commercial and standby letters of credit	8,189	4,838

Total	$464,470	$269,605

Contractual Obligations

The loss sharing agreements between the Company and the FDIC for the Old Premier, Old FCB, Old Peninsula, Old Cortez, Old FNBCF and Old Coastal acquisitions include clawback provisions that obligate the Company to pay the FDIC a certain amount in the event that losses incurred by the Company with respect to the loss sharing agreements do not reach a threshold specified in the applicable loss sharing agreement upon termination of the loss sharing agreement.

The provisions of the loss sharing agreements for the Old Premier and Old FCB acquisitions may require the Company to pay the FDIC, within 45 days of the loss sharing agreement termination date, 50% of the excess of 20% of the stated threshold, less the sum of (a) 25% of the asset discount amount, (b) 25% of the cumulative shared loss payments and (c) the cumulative servicing amount. The provisions of the loss sharing agreements for the Old Peninsula, Old Cortez, Old FNBCF and Old Coastal acquisitions may require the Company to pay the FDIC, within 45 days of the loss sharing agreement termination date, 50% of the excess of 20% of the intrinsic loss estimate, less the sum of (a) 20% of the net loss amount, (b) 25% of the asset discount bid and (c) 3.5% of the Covered Assets on the acquisition date.

At the date of acquisition, the Company recognizes a clawback liability equal to the present value of the discounted future cash flows expected to be paid to the FDIC in connection with the clawback provisions of the loss sharing agreement. The Company amortizes the discount on the clawback liability by recognizing an expense that is recorded in Loss share indemnification income (loss) in our consolidated financial statements. The Company evaluates, on a periodic basis, whether the result of its collection efforts on assets covered under loss sharing agreements have had an impact on the expected balance, if any, to be paid to the FDIC. Changes in management’s estimate of the clawback liability is, as appropriate, charged or credited to earnings in the period in which they are identified.

The fair value of the clawback liability is estimated using the same discounted cash flow model which derives the value of the FDIC loss share indemnification asset. This fair value estimate is based on the present value of the calculated clawback liability using a discount rate that takes into account the Company’s then current credit risk. The calculated liability is based on the terms of the loss share agreement, the projected losses on Covered Assets and the cumulative servicing amount, if applicable.

The discount rate used for the FDIC loss share indemnification asset, which is a liability of the FDIC, is based on the risk-free rate plus a risk factor that considers the credit risk of the FDIC. The discount rate utilized to estimate the FDIC clawback liability is based on an equivalent of an AA credit rated corporate debt securities that we believe appropriately reflects the Company’s credit risk profile.

Non-GAAP Financial Measures

Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.

Reconciliation of Non-GAAP Measures—Tangible Book Value Per Share

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
	(Dollars in thousands, except per share data)
Total assets	$5,641,708	$3,973,370
Less:
Goodwill and other intangible assets	89,466	39,369

Tangible assets	$5,552,242	$3,934,001

Total stockholder’s equity	$739,448	$716,114
Less:
Goodwill and other intangible assets	89,466	39,369

Tangible stockholder’s equity	$649,982	$676,745

Common shares outstanding	35,892,154	35,892,154
Tangible book value per common share	$18.11	$18.85
Average assets	$5,354,260	$3,781,231
Average equity	732,377	732,824
Average goodwill and other intangible assets	90,431	39,521
Tangible average equity to tangible average assets	12.2%	18.5%
Tangible common equity ratio	11.7%	17.2%

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The principal component of our risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk. The primary objective of our asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. Our Asset Liability Committee, or ALCO, is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed and approved by our Board of Directors.

Consistent with industry practices, we primarily measure interest rate risk by utilizing the concept of EVE. EVE is the intrinsic value of assets, less the intrinsic value of liabilities. EVE analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. In addition, we further evaluate and consider the impact of other business factors in a separate income simulation analysis, which is designed to capture not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Income simulation permits us to assess the probable effects on the consolidated financial statements for changes in interest rates and corresponding management strategy.

Management continually reviews and refines its interest rate risk management process in response to the economic and interest rate environment. Currently, our model projects a minus 100, plus 100, plus 200, plus 300, plus 400 and plus 500 basis point change as well as modified scenarios to evaluate our interest rate sensitivity and to determine whether specific action is needed to improve the current asset/liability position, either through economic hedges, matching strategies or by utilizing derivative instruments.

Our ALCO policy has established specific limits for changes to net interest income and to capital based on the aforementioned models as follows:

	June 30, 2014		December 31, 2013
	Following	Following	Following	Following
	12 Months	36 Months	12 Months	36 Months
+500 basis points	22.0%	20.9%	39.1%	33.4%
+400 basis points	21.2%	21.5%	34.5%	30.7%
+300 basis points	18.7%	19.8%	28.3%	26.1%
+200 basis points	14.4%	15.8%	20.5%	19.5%
+100 basis points	8.2%	9.4%	11.1%	10.9%
-100 basis points	-2.1%	-3.8%	-2.2%	-3.0%

The table below presents the change in our economic value of equity assuming immediate parallel shifts in interest rates as of the dates presented:

	June 30,	December 31,
	2014	2013
+500 basis points	-30.8%	-17.5%
+400 basis points	-24.2%	-13.2%
+300 basis points	-18.0%	-9.0%
+200 basis points	-11.9%	-5.0%
+100 basis points	-7.4%	-1.6%
-100 basis points	-3.5%	3.8%

In the event the model indicates an unacceptable level of risk, based on current circumstances and events, we could undertake a number of actions that would reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of June 30, 2014, we were in compliance with all of our net interest income and EVE limits.

Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates. Actual results may not be similar to those derived from our model due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates and other changes in our business.

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. Liquidity risk results from the mismatching of asset and liability cash flows. The Bank’s liquidity needs are primarily met by its cash and securities position, growth in deposits, cash flow from amortizing investment and loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”

The Bank has access to additional borrowing through secured FHLB advances, unsecured borrowing lines from correspondent banks, and a repurchase agreement (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. Our asset/liability policy has established several measures of liquidity, including liquid assets (defined as cash and cash equivalents, and securities available to pledge) to total assets.

The following table summarizes our liquidity ratios:

	June 30, 2014
	Policy Limit		Actual
Primary liquidity ratio	10.0%	Min	16.2%
Net short-term non-core funding deposits	20.0%	Max	5.2%
Net loans to total deposits	90.0%	Max	81.8%
Pledged securities to total investments	50.0%	Max	34.0%
Net loans to total assets	80.0%	Max	58.3%
Brokered deposits to total deposits	10.0%	Max	0.0%
Fed funds purchased to total assets	10.0%	Max	0.0%
Time deposits greater than $250,000 to total assets	20.0%	Max	5.0%
FHLB borrowings and repurchase agreements to assets	30.0%	Max	10.3%

At June 30, 2014, the Company had additional capacity to borrow from the FHLB of $346.0 million. Also, at June 30, 2014, the Company has unused credit lines with financial institutions of $30.0 million.

We believe the Bank’s cash and liquidity resources generated by operations and deposit growth will be sufficient to satisfy the Bank’s capital requirements for at least the next twelve months.

As a holding company, we are a corporation separate and apart from our subsidiary, the Bank, and therefore we provide for our own liquidity. Our main sources of funding include equity capital raised in our offerings of equity securities and dividends paid by the Bank, when applicable, and access to capital markets. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. There are regulatory limitations that affect the ability of the Bank to pay dividends to us. See “Dividend Policy” and “Supervision and Regulation—Regulatory Limits on Dividends and Distributions.” Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards.

The Company places reliance on the ability of its employees and systems to properly process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

The Company maintains systems of controls that provide management with timely and accurate information about the Company’s operations. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. While there can be no assurance that the Company will not suffer a potential loss from operational risks, management continually monitors and works to improve its internal controls, systems and corporate-wide processes and procedure to strengthen our system of internal controls.

Compliance Risk

Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from our failure to comply with rules and regulations issued by the various banking agencies and standards of good banking practice. Activities which may expose us to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges resulting from the expansion of our banking center network and employment and tax matters.

Strategic and/or Reputation Risk

Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help us better understand and report on various risks, including those related to the development of new products and business initiatives.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, statements of income or cash flows. See Note 16 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Item 1A.	Risk Factors

There has been no material changes in the risk factors disclosed by the Company in its Prospectus filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCB Financial Holdings, Inc.

(Registrant)

Date: September 12, 2014	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2014	/s/ Paul D. Burner
Paul D. Burner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)