Form 10-Q
period 2014-09-30
FCB FINANCIAL HOLDINGS, INC.
filed 2014-11-13
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

As of October 31, 2014, there were 35,395,225 shares of Class A Common Stock and 7,133,917 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.

FORM 10-Q

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$28,288	$28,819
Interest-earning deposits in other banks	112,342	210,398
Investment securities:
Held to maturity securities (fair value of $0 and $364, respectively)	—	365
Available for sale securities, at fair value	1,771,321	1,145,771
Federal Home Loan Bank and other bank stock, at cost	71,217	36,187

Total investment securities	1,842,538	1,182,323

Loans held for sale	108	—
Loans:
New loans	2,686,043	1,770,711
Acquired loans ($286,416 and $359,255 covered by FDIC loss share, respectively)	873,761	488,073
Allowance for loan losses	(20,440)	(14,733)

Loans, net	3,539,364	2,244,051

FDIC loss share indemnification asset	69,920	87,229
Due from Federal Deposit Insurance Corporation (“FDIC”)	104	3,659
Premises and equipment, net	42,226	40,992
Other real estate owned ($26,312 and $27,299 of foreclosed property covered by FDIC loss share, respectively)	78,512	34,682
Goodwill and other intangible assets	89,040	39,369
Deferred tax assets, net (including valuation allowance of $9,151 and $0, respectively)	41,257	5,828
Bank-owned life insurance	138,264	75,257
Other assets	72,981	20,763

Total assets	$6,054,944	$3,973,370

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest bearing	$525,152	$291,658
Interest bearing	2,221,250	1,336,679

Total transaction accounts	2,746,402	1,628,337
Time deposits	1,244,958	1,165,196

Total deposits	3,991,360	2,793,533
Borrowings (including FHLB advances of $1,079,870 and $431,013, respectively)	1,164,404	435,866
Investment securities purchased not yet settled	6,283	—
Other liabilities	57,170	27,857

Total liabilities	5,219,217	3,257,256

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 35,395,225, 28,992,314 issued and 34,467,913, 28,065,002 outstanding	36	29
Class B common stock, par value $0.001 per share; 50 million shares authorized; 7,133,917, 8,019,284 issued and 6,941,785, 7,827,152 outstanding	7	8
Additional paid-in capital	833,478	723,631
Retained earnings	22,044	12,772
Accumulated other comprehensive income (loss)	(1,087)	(1,575)
Treasury stock, at cost; 1,119,444 Class A and 192,132 Class B common shares	(18,751)	(18,751)

Total stockholders’ equity	835,727	716,114

Total liabilities and stockholders’ equity	$6,054,944	$3,973,370

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$42,085	$26,232	$114,770	$78,047
Interest and dividends on investment securities	11,530	9,184	32,094	27,909
Other interest income	37	104	158	175

Total interest income	53,652	35,520	147,022	106,131

Interest expense:
Interest on deposits	6,124	4,886	17,266	13,842
Interest on borrowings	1,633	1,051	4,363	3,147

Total interest expense	7,757	5,937	21,629	16,989

Net interest income	45,895	29,583	125,393	89,142
Provision for loan losses	2,805	(631)	7,131	938

Net interest income after provision for loan losses	43,090	30,214	118,262	88,204

Noninterest income:
Service charges and fees	738	610	2,183	1,681
Loan and other fees	1,238	1,356	4,523	3,498
Bank-owned life insurance income	1,151	—	3,007	—
FDIC loss share indemnification loss	(5,862)	(5,010)	(16,101)	(13,528)
Income from resolution of acquired assets	1,109	1,268	3,838	7,183
Gain (loss) on sales of other real estate owned	(128)	73	(56)	1,073
Gain on investment securities	2,785	2,106	9,728	5,202
Other noninterest income	1,319	600	4,466	2,238

Total noninterest income	2,350	1,003	11,588	7,347

Noninterest expense:
Salaries and employee benefits	28,525	10,625	58,356	33,982
Occupancy and equipment expenses	3,606	2,412	10,816	7,424
Other real estate and acquired assets resolution related expenses	3,203	4,524	10,302	16,309
Professional services	1,203	1,278	4,387	4,782
Data processing and network	2,538	1,944	8,105	5,383
Regulatory assessments and insurance	2,466	1,403	6,160	3,969
Amortization of intangibles	426	367	1,285	1,159
Other operating expenses	6,992	1,707	14,758	5,234

Total noninterest expense	48,959	24,260	114,169	78,242

Income (loss) before income tax provision expense (benefit)	(3,519)	6,957	15,681	17,309
Income tax provision (benefit)	(97)	2,486	6,409	6,063

Net income (loss)	$(3,422)	$4,471	$9,272	$11,246

Earnings (loss) per share:
Basic	$(0.09)	$0.12	$0.25	$0.30
Diluted	$(0.09)	$0.12	$0.25	$0.30
Weighted average shares outstanding:
Basic	38,952,127	37,011,598	36,923,354	37,011,598
Diluted	38,952,127	37,019,163	37,094,590	37,018,494

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(3,422)	$4,471	$9,272	$11,246
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $5,001, $2,863, $245 and $5,972, respectively	(7,961)	(4,556)	(391)	(9,508)
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of taxes of $818, $726, $(552) and $1,749, respectively	(1,303)	(1,157)	879	(2,785)

Total other comprehensive income (loss)	(9,264)	(5,713)	488	(12,293)

Total comprehensive income (loss)	$(12,686)	$(1,242)	$9,760	$(1,047)

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in	Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Class A	Class B	Capital	(Deficit)	Stock	Income (Loss)	Equity
Balance as of January 1, 2013	28,992,314	8,019,284	$29	$8	$720,996	$(4,399)	$—	$11,540	$728,174
Net income	—	—	—	—	—	11,246	—	—	11,246
Stock-based compensation, RSU and warrant expense	—	—	—	—	2,126	—	—	—	2,126
Other comprehensive income (loss)	—	—	—	—	—	—	—	(12,293)	(12,293)

Balance as of September 30, 2013	28,992,314	8,019,284	$29	$8	$723,122	$6,847	$—	$(753)	$729,253

Balance as of January 1, 2014	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114
Net income	—	—	—	—	—	9,272	—	—	9,272
Shares issued in offering, net	5,274,045	—	6	—	104,469	—	—	—	104,475
Settlement of RSU shares	243,499	—	—	—	(5,688)	—	—	—	(5,688)
Deferred placement fee	—	—	—	—	(10,000)	—	—	—	(10,000)
Minority interest	—	—	—	—	495	—	—	—	495
Exchange of B shares to A shares	885,367	(885,367)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	20,571	—	—	—	20,571
Other comprehensive income (loss)	—	—	—	—	—	—	—	488	488

Balance as of September 30, 2014	34,467,913	6,941,785	$36	$7	$833,478	$22,044	$(18,751)	$(1,087)	$835,727

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$9,272	$11,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,131	938
Amortization of intangible assets	1,285	1,159
Depreciation of premises and equipment	2,917	2,118
Accretion of discount on loans	(25,659)	(23,959)
Net amortization (accretion) of premium (discount) on investment securities	1,777	1,917
Net amortization (accretion) of premium (discount) on time deposits	(1,358)	(206)
Net amortization (accretion) on FHLB advances and other borrowings	(870)	1,000
Impairment of other real estate owned	1,690	3,351
FDIC Loss share indemnification loss	16,101	13,528
Gain on investment securities	(9,728)	(5,202)
Gain on sale of loans	(611)	(404)
Gain (loss) on sale of other real estate owned	56	(1,073)
Loss on sale of premises and equipment	21	30
Stock-based compensation expense	20,571	2,126
Increase in cash surrender value of BOLI	(3,007)	—
Net change in operating assets and liabilities:
Net change in loans held for sale	(50)	51
Net change in other assets	(45,592)	(33,297)
Net change in other liabilities	28,244	10,306

Net cash provided by (used in) operating activities	2,190	(16,371)

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(1,172,833)	(865,156)
Sales of investment securities available for sale	673,229	530,764
Paydown and maturities of investment securities held to maturity	372	200
Paydown and maturities of investment securities available for sale	160,434	405,277
Purchase of FHLB and other bank stock	(59,175)	(4,786)
Sales of FHLB and other bank stock	24,144	5,060
Net cash paid in acquisition	(14,073)	—
Collection from FDIC on loss share indemnification asset	6,566	28,418
Net change in loans	(534,675)	(498,198)
Purchase of loans	(234,473)	(29,628)
Proceeds from sale of loans	23,329	30,490
Purchase of bank-owned life insurance	(60,000)	—
Proceeds from sale of other real estate owned	27,225	32,179
Purchase of premises and equipment	(1,603)	(956)
Proceeds from the sale of premises and equipment	22	88

Net cash provided by (used in) investing activities	(1,161,511)	(366,248)

Cash Flows From Financing Activities:
Net change in deposits	335,209	362,372
Net change in FHLB advances and other borrowings	637,811	18,152
Net change in repurchase agreements	(1,073)	1,139
Proceeds from capital raise	104,475	—
Deferred placement fee	(10,000)	—
Settlement of RSU shares	(5,688)	—

Net cash provided by (used in) financing activities	1,060,734	381,663

Net Change in Cash and Cash Equivalents	(98,587)	(956)
Cash and Cash Equivalents at Beginning of Period	239,217	96,220

Cash and Cash Equivalents at End of Period	$140,630	$95,264

Supplemental Disclosures of Cash Flow Information:
Interest paid	$21,030	$15,994
Income taxes paid	9,932	5,204
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$17,716	$23,288
Fair value of assets acquired	957,324	—
Goodwill recorded	47,355	—
Liabilities assumed	962,194	—

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1. BASIS OF PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in FCB Financial Holdings, Inc.’s (the “Company” or “FCB”) prospectus filed pursuant to Rule 424(b) under the Securities Act (File No. 333-196935) on August 4, 2014 forming part of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-196935), originally filed on June 20, 2014 (the “Prospectus”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or for any other interim period.

Nature of Operations

FCB, formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, National Association (“Florida Community Bank” or the “Bank), headquartered in Weston, Florida, and provides a full range of banking and related services to individual and corporate customers through 54 banking centers located in Florida at September 30, 2014.

On June 13, 2014, Bond Street Holdings, Inc. changed its legal name to FCB Financial Holdings, Inc.

On July 31, 2014, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 registering the shares of the Company’s Class A common stock. The Class A common stock was authorized for trading on the New York Stock Exchange (“NYSE”) under the symbol “FCB.” On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. Of the 7,520,000 shares sold, 4,554,045 shares were sold by the Company and 2,965,955 shares were sold by certain selling shareholders. In addition, on September 3, 2014, the Company sold an additional 720,000 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $104.5 million from the offering, after deducting the underwriting discounts and commissions of $8.1 million and estimated offering expenses of $3.4 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

On November 7, 2014, FCB Financial Holdings, Inc. filed a registration statement on Form S-1/A registering the resale by the selling stockholders named therein of (i) up to 20,667,727 issued and outstanding shares of the registrant’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), (ii) up to 5,236,234 issued and outstanding shares of the registrant’s Class A Common Stock issuable upon conversion or exchange of currently issued and outstanding shares of the issuer’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”), (iii) up to 3,310,428 shares of Class A Common Stock issuable upon the exercise of certain currently outstanding warrants, and (iv) up to an aggregate of 243,499 shares of the registrant’s Class A Common Stock issued pursuant to certain restricted stock unit awards. Pursuant to Rule 416 under the Securities Act of 1933, as amended, this registration statement shall also cover any additional shares of the registrant’s common stock that shall become issuable by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration that results in an increase in the number of the outstanding shares of the registrant’s common stock. FCB Financial Holdings, Inc. is not selling any shares of common stock and will not receive any proceeds from the sale of the shares by the selling stockholders.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update defines “in substance repossession or foreclosure” because the diversity in practice regarding when entities were reclassifying loans receivable to other real estate owned. A creditor is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following:

•	The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law.

•	The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

The Company is required to adopt this update for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. The update may result in revised disclosures in the Company’s consolidated financial statements but will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—“Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this update change the definition of a discontinued operation and, thus, limit the circumstances under which a disposal may be reported as a discontinued operation. Under the amendments, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be applied retrospectively. Early application is not permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to- Maturity Transactions, Repurchase Financing, and Disclosures”. This update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation- Stock Compensation (Topic 718) —Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. This update provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. This ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)”. This update requires that government guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. This update requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance is intended to incorporate into GAAP a requirement that management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the Public Company Accounting Oversight Board (“PCAOB”) and American Institute of Certified Public Accountants (“AICPA”). The guidance is effective for all entities for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. Early application is permitted. The Company believes that this ASU will not have a material impact upon adoption.

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

For the nine months ended September 30, 2014, the Company incurred $5.0 million of bank acquisition, legal fees, accounting advisory, data conversion, retention payments and severance expenses related to the acquisition of Great Florida Bank which is recorded in noninterest expenses in the consolidated statement of income.

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

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity are as follows:

	Amortized	Unrealized		Fair
September 30, 2014	Cost	Gains	Losses	Value
	(Dollars in thousands)
Held to maturity:
Foreign bonds	$—	$—	$—	$—

Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$52,628	$60	$352	$52,336
U.S. Government agencies and sponsored enterprises mortgage-backed securities	510,322	2,372	2,006	$510,688
State and municipal obligations	2,040	190	—	$2,230
Asset-backed securities	545,773	2,347	4,360	$543,760
Corporate bonds and other debt securities	552,887	3,704	1,411	$555,180
Preferred stock and other equity securities	109,441	12	2,326	$107,127

Total available for sale	$1,773,091	$8,685	$10,455	$1,771,321

	Amortized	Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
	(Dollars in thousands)
Held to maturity:
Foreign bonds	$365	$—	$1	$364

Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$51,553	$58	$456	$51,155
U.S. Government agencies and sponsored enterprises mortgage-backed securities	243,062	1,071	2,495	241,638
State and municipal obligations	2,039	85	—	2,124
Asset-backed securities	385,979	3,267	1,281	387,965
Corporate bonds and other debt securities	375,373	4,453	601	379,225
Preferred stock and other equity securities	90,330	205	6,871	83,664

Total available for sale	$1,148,336	$9,139	$11,704	$1,145,771

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits. The carrying value of all pledged securities totaled $870.3 million and $437.4 million at September 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities available for sale and held to maturity, by contractual maturity, are as follows:

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Held to maturity:
Due in one year or less	$—	$—	$365	$364

Total held to maturity	$—	$—	$365	$364

Available for sale:
Due in one year or less	$23,796	$23,966	$10,085	$10,212
Due after one year through five years	358,602	360,261	305,317	309,064
Due after five years through ten years	119,990	119,962	10,735	10,665
Due after ten years	105,167	105,557	51,913	52,044
U.S. Government agencies and sponsored enterprises mortgage-backed securities and asset-backed securities	1,056,095	1,054,448	679,956	680,122
Preferred stock and other equity securities	109,441	107,127	90,330	83,664

Total available for sale	$1,773,091	$1,771,321	$1,148,336	$1,145,771

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$26,853	$124	$17,983	$228	$44,836	$352
U.S. Government agencies and sponsored enterprises mortgage-backed securities	170,423	651	53,442	1,355	223,865	2,006
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	369,793	3,719	27,109	641	396,902	4,360
Corporate bonds and other debt securities	152,990	1,411	—	—	152,990	1,411
Preferred stock and other equity securities	76,174	1,336	25,714	990	101,888	2,326

Total available for sale	$796,233	$7,241	$124,248	$3,214	$920,481	$10,455

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$41,276	$456	$—	$—	$41,276	$456
U.S. Government agencies and sponsored enterprises mortgage-backed securities	141,304	2,494	636	1	141,940	2,495
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	161,879	1,233	11,949	48	173,828	1,281
Corporate bonds and other debt securities	58,596	601	—	—	58,596	601
Preferred stock and other equity securities	65,061	6,871	—	—	65,061	6,871

Total available for sale	$468,116	$11,655	$12,585	$49	$480,701	$11,704

At September 30, 2014, the Company’s security portfolio consisted of 322 securities, of which 150 securities were in an unrealized loss position. A total of 121 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates. All securities available for sale at September 30, 2014 and December 31, 2013 are investment grade based on ratings from recognized rating agencies.

The Company monitors its investment securities for other than temporary impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varies depending on the situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other than temporarily impaired at September 30, 2014 or December 31, 2013. The following describes the basis under which the Company has evaluated OTTI:

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

Preferred Stock and Other Equity Securities:

The unrealized losses associated with preferred stock and other equity investments in large U.S. financial institutions are primarily driven by changes in interest rates. These securities were generally underwritten in accordance with the Company’s own investment standards prior to the decision to purchase. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

Gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds from sales	$204,211	$226,494	$697,373	$535,824
Gross realized gains	$3,057	$2,023	$10,954	$4,589
Gross realized losses	(272)	$(189)	(1,284)	$(281)

Net realized gains (losses)	$2,785	$1,834	$9,670	$4,308

NOTE 5. LOANS, NET

The Company’s loan portfolio consists of new and acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations as new loans (“New” loans). The Company classifies loans acquired through business combinations as acquired loans (“Acquired” loans). The acquired loan portfolio is segmented into “Covered Loans”, loans subject to loss sharing with the FDIC, and “Non-Covered Loans”, acquired loans without loss share reimbursement. Additionally, the new loan portfolio is classified as “Non-Covered Loans”. A portion of the acquired loan portfolio, both Covered and Non-Covered Loans, exhibited evidence of deterioration in credit quality since origination, and are accounted for under ASC 310-30. The remaining portfolio of acquired loans consists of loans that were not considered ASC 310-30 loans at acquisition and are classified as Non-ASC 310-30 loans. Approximately 8.0% and 15.9% of total portfolio loans are covered by loss sharing agreements with the FDIC as of September 30, 2014 and December 31, 2013, respectively.

The following tables summarize the Company’s loans by portfolio segment as of the periods presented, net of deferred fees:

	Covered Loans		Non-Covered Loans
September 30, 2014	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate (2)	$162,547	$8,979	$202,206	$76,495	$983,475	$1,433,702
1-4 single family residential	35,498	7,040	55,254	98,521	734,608	930,921
Construction, land and development	20,641	—	50,412	9,744	160,899	241,696
Home equity loans and lines of credit	—	11,056	—	45,114	12,774	68,944

Total real estate loans	$218,686	$27,075	$307,872	$229,874	$1,891,756	$2,675,263

Other loans:
Commercial and industrial	$36,218	$3,790	$36,730	$9,771	$791,843	$878,352
Consumer	559	88	2,377	721	2,444	6,189

Total other loans	36,777	3,878	39,107	10,492	794,287	884,541

Total loans held in portfolio	$255,463	$30,953	$346,979	$240,366	$2,686,043	$3,559,804

Allowance for loan losses						(20,440)

Loans held in portfolio, net						$3,539,364

	Covered Loans		Non-Covered Loans
December 31, 2013	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate (2)	$195,672	$10,175	$78,475	$2,530	$669,711	$956,563
1-4 single family residential	46,461	8,029	10,284	2,145	359,818	426,737
Construction, land and development	36,727	—	19,209	—	75,666	131,602
Home equity loans and lines of credit	—	10,773	—	1,225	19,303	31,301

Total real estate loans	$278,860	$28,977	$107,968	$5,900	$1,124,498	$1,546,203

Other loans:
Commercial and industrial	$46,184	$4,286	$10,863	$754	$645,037	$707,124
Consumer	902	46	3,090	243	1,176	5,457

Total other loans	47,086	4,332	13,953	997	646,213	712,581

Total loans held in portfolio	$325,946	$33,309	$121,921	$6,897	$1,770,711	$2,258,784

Allowance for loan losses						(14,733)

Loans held in portfolio, net						$2,244,051

(1)	Balance includes $6.0 million and $6.4 million of net deferred fees and unamortized premium as of September 30, 2014 and December 31, 2013, respectively.
(2)	Balance new loans includes $261.5 million and $155.0 million of owner occupied commercial real estate loans as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, the unpaid principal balance (“UPB”) of ASC 310-30 loans were $797.8 million and $628.5 million, respectively. At September 30, 2014 and December 31, 2013, the Company had pledged loans as collateral for FHLB advances with a carrying amount of $1.35 billion and $741.9 million, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2014 totaled $11.1 million. The Company held $478.8 million and $481.0 million of syndicated national loans as of September 30, 2014 and December 31, 2013, respectively.

During the three and nine months ended September 30, 2014, the Company purchased approximately $156.6 and $227.8 million, respectively, in residential mortgage loans from third parties. During the three and nine months ended September 30, 2013, the Company purchased approximately $29.0 million in residential mortgage loans from a third party.

During the three months ended September 30, 2014, the Company did not have any residential mortgage loans sold to third parties. During the nine months ended September 30, 2014, the Company sold approximately $23.0 million in residential mortgage loans to a third party. There were no residential mortgage loan sales during the three or nine months ended September 30, 2013.

The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The increase in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $19.5 million and $33.7 million in non-accretable difference to accretable discount during the nine months ended September 30, 2014 and 2013, respectively. Changes in accretable discount for ASC 310-30 loans for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Balance at January 1,	$148,501	$175,873
Additions to accretable discount from GFB acquisition	40,444	—
Accretion	(46,956)	(47,025)
Reclassifications from non-accretable difference	19,543	33,657

Balance at September 30,	$161,532	$162,505

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

Changes in the ALL by loan class and portfolio segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2014	$7,160	$2,426	$1,935	$113	$5,924	$326	$17,884

Provision (credit) for ASC 310-30 loans	785	—	(1)	—	(290)	(9)	485
Provision (credit) for non-ASC 310-30 loans	125	144	29	264	15	1	578
Provision (credit) for New loans	311	1,015	137	7	273	(1)	1,742

Total provision	1,221	1,159	165	271	(2)	(9)	2,805

Charge-offs for ASC 310-30 loans	—	—	1	—	(93)	(10)	(102)
Charge-offs for non-ASC 310-30 loans	—	—	—	(173)	—	—	(173)
Charge-offs for New loans	—	—	—	—	—	—	—

Total charge-offs	—	—	1	(173)	(93)	(10)	(275)

Recoveries for ASC 310-30 loans	24	—	—	—	—	1	25
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	1	—	1

Total recoveries	24	—	—	—	1	1	26

Ending ALL balance
ASC 310-30 loans	3,692	207	660	—	976	280	5,815
Non-ASC 310-30 loans	140	151	29	123	21	4	468
New loans	4,573	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$8,405	$3,585	$2,101	$211	$5,830	$308	$20,440

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2013	$5,591	$1,125	$3,179	$50	$5,512	$299	$15,756

Provision (credit) for ASC 310-30 loans	(841)	(445)	728	—	(574)	43	(1,089)
Provision (credit) for non-ASC 310-30 loans	(3)	(2)	(1)	93	2	—	89
Provision (credit) for New loans	83	267	(236)	69	189	(3)	369

Total provision	(761)	(180)	491	162	(383)	40	(631)

Charge-offs for ASC 310-30 loans	(335)	(140)	(1,506)	—	(122)	(89)	(2,192)
Charge-offs for non-ASC 310-30 loans	—	—	—	(99)	(3)	—	(102)
Charge-offs for New loans	—	—	(51)	—	—	—	(51)

Total charge-offs	(335)	(140)	(1,557)	(99)	(125)	(89)	(2,345)

Recoveries for ASC 310-30 loans	159	15	126	—	—	—	300
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	159	15	126	—	—	—	300

Ending ALL balance
ASC 310-30 loans	3,146	25	1,515	—	2,370	233	7,289
Non-ASC 310-30 loans	11	9	—	32	7	4	63
New loans	1,497	786	724	81	2,627	13	5,728

Balance at September 30, 2013	$4,654	$820	$2,239	$113	$5,004	$250	$13,080

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,834	$1,443	$1,819	$132	$6,331	$174	$14,733

Provision (credit) for ASC 310-30 loans	976	152	132	—	(1,161)	223	322
Provision (credit) for non-ASC 310-30 loans	130	99	29	393	(94)	33	590
Provision (credit) for New loans	2,424	1,921	578	(38)	1,327	7	6,219

Total provision	3,530	2,172	739	355	72	263	7,131

Charge-offs for ASC 310-30 loans	(74)	(30)	(1,244)	—	(203)	(101)	(1,652)
Charge-offs for non-ASC 310-30 loans	—	—	—	(276)	(24)	(29)	(329)
Charge-offs for New loans	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	(30)	(1,244)	(276)	(575)	(130)	(2,329)

Recoveries for ASC 310-30 loans	115	—	787	—	1	1	904
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	1	—	1

Total recoveries	115	—	787	—	2	1	905

Ending ALL balance
ASC 310-30 loans	3,692	207	660	—	976	280	5,815
Non-ASC 310-30 loans	140	151	29	123	21	4	468
New loans	4,573	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$8,405	$3,585	$2,101	$211	$5,830	$308	$20,440

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2013	$4,107	$3,049	$5,239	$67	$6,054	$433	$18,949

Provision (credit) for ASC 310-30 loans	1,793	(1,598)	1,191	—	(1,544)	529	371
Provision (credit) for non-ASC 310-30 loans	(9)	(33)	(3)	69	(108)	—	(84)
Provision (credit) for New loans	(101)	164	(336)	77	892	(45)	651

Total provision	1,683	(1,467)	852	146	(760)	484	938

Charge-offs for ASC 310-30 loans	(1,321)	(829)	(3,886)	—	(128)	(668)	(6,832)
Charge-offs for non-ASC 310-30 loans	—	—	—	(100)	(162)	—	(262)
Charge-offs for New loans	—	—	(108)	—	—	—	(108)

Total charge-offs	(1,321)	(829)	(3,994)	(100)	(290)	(668)	(7,202)

Recoveries for ASC 310-30 loans	185	67	142	—	—	1	395
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	185	67	142	—	—	1	395

Ending ALL balance
ASC 310-30 loans	3,146	25	1,515	—	2,370	233	7,289
Non-ASC 310-30 loans	11	9	—	32	7	4	63
New loans	1,497	786	724	81	2,627	13	5,728

Balance at September 30, 2013	$4,654	$820	$2,239	$113	$5,004	$250	$13,080

Credit Quality Indicators

In evaluating credit risk, the Company looks at multiple factors including delinquencies. Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity loans and lines of credit and consumer loans. Delinquency statistics are updated at least monthly.

The following tables present an aging analysis of the recorded investment for delinquent loans by class and portfolio segment (excluding loans accounted for under ASC 310-30):

	Accruing
September 30, 2014	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$115	$—	$—	$—	$115
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—

Total real estate loans	115	—	—	—	115

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$115	$—	$—	$—	$115

Acquired Loans:
Real estate loans:
Commercial real estate	$807	$354	$—	$4,855	$6,016
1-4 single family residential	465	78	—	910	1,453
Construction, land and development	—	—	—	—	—
Home equity lines of credit	143	163	156	4,407	4,869

Total real estate loans	1,415	595	156	10,172	12,338

Other loans:
Commercial and industrial	63	—	—	1,555	1,618
Consumer	62	—	—	—	62

Total other loans	125	—	—	1,555	1,680

Total acquired loans	$1,540	$595	$156	$11,727	$14,018

	Accruing
December 31, 2013	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	4,688	2,164	—	1,052	7,904
Construction, land and development	—	—	—	—	—
Home equity lines of credit	198	—	—	—	198

Total real estate loans	4,886	2,164	—	1,052	8,102

Other loans:
Commercial and industrial	—	—	—	24	24
Consumer	—	—	—	—	—

Total other loans	—	—	—	24	24

Total new loans	$4,886	$2,164	$—	$1,076	$8,126

Acquired Loans:
Real estate loans:
Commercial real estate	$145	$—	$—	$5,962	$6,107
1-4 single family residential	923	—	—	144	1,067
Construction, land and development	—	—	—	—	—
Home equity lines of credit	96	218	—	1,996	2,310

Total real estate loans	1,164	218	—	8,102	9,484

Other loans:
Commercial and industrial	39	—	—	275	314
Consumer	—	—	—	29	29

Total other loans	39	—	—	304	343

Total acquired loans	$1,203	$218	$—	$8,406	$9,827

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

The following table summarizes the Company’s Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

September 30, 2014	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$983,444	$—	$31	$—
Construction, land and development	160,899	—	—	—
Commercial and industrial	791,843	—	—	—

Total new loans	$1,936,186	$—	$31	$—

Acquired loans:
Commercial real estate	$79,030	$782	$5,662	$—
Construction, land and development	9,744	—	—	—
Commercial and industrial	9,085	1,905	2,571	—

Total aquired loans	$97,859	$2,687	$8,233	$—

December 31, 2013	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$669,546	$14	$151	$—
Construction, land and development	75,666	—	—	—
Commercial and industrial	645,013	—	24	—

Total new loans	$1,390,225	$14	$175	$—

Acquired loans:
Commercial real estate	$5,523	$895	$6,287	$—
Construction, land and development	—	—	—	—
Commercial and industrial	3,119	19	1,902	—

Total aquired loans	$8,642	$914	$8,189	$—

Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in impaired loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
September 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$—	$983,475	$—	$—	$4,573	$—
1-4 single family residential	—	734,608	—	—	3,227	—
Construction, land and development	—	160,899	—	—	1,412	—
Home equity loans and lines of credit	—	12,774	—	—	88	—

Total real estate loans	$—	$1,891,756	$—	$—	$9,300	$—

Other loans
Commercial and industrial	$—	$791,843	$—	$—	$4,833	$—
Consumer	—	2,444	—	—	24	—

Total other loans	$—	$794,287	$—	$—	$4,857	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$4,527	$80,947	$364,753	$4	$136	$3,692
1-4 single family residential	—	105,561	90,752	—	151	207
Construction, land and development	—	9,744	71,053	—	29	660
Home equity loans and lines of credit	184	55,986	—	—	123	—

Total real estate loans	$4,711	$252,238	$526,558	$4	$439	$4,559

Other loans
Commercial and industrial	$—	$13,561	$72,948	$—	$21	$976
Consumer	—	809	2,936	—	4	280

Total other loans	$—	$14,370	$75,884	$—	$25	$1,256

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$—	$669,711	$—	$—	$2,149	$—
1-4 single family residential	—	359,818	—	—	1,306	—
Construction, land and development	—	75,666	—	—	834	—
Home equity loans and lines of credit	—	19,303	—	—	126	—

Total real estate loans	$—	$1,124,498	$—	$—	$4,415	$—

Other loans
Commercial and industrial	$—	$645,037	$—	$—	$3,853	$—
Consumer	—	1,176	—	—	17	—

Total other loans	$—	$646,213	$—	$—	$3,870	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$5,134	$7,571	$274,147	$—	$10	$2,675
1-4 single family residential	189	9,985	56,745	44	8	85
Construction, land and development	—	—	55,936	—	—	985
Home equity loans and lines of credit	386	11,612	—	105	34	—

Total real estate loans	$5,709	$29,168	$386,828	$149	$52	$3,745

Other loans
Commercial and industrial	$—	$5,040	$57,047	$—	$6	$2,339
Consumer	—	289	3,992	—	—	157

Total other loans	$—	$5,329	$61,039	$—	$6	$2,496

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$4,527	$4,695	$4	$—	$—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	184	253

Total real estate loans	$4,527	$4,695	$4	$184	$253

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$5,134	$5,218
1-4 single family residential	189	277	44	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	386	500	105	—	—

Total real estate loans	$575	$777	$149	$5,134	$5,218

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$—	$—	$5,134	$—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	184	—	—	—

Total real estate loans	$184	$—	$5,134	$—

Other loans:
Commercial and industrial	$—	$—	$247	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$247	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,624	$—	$—	$—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$4,624	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$—	$—	$5,213	$—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	184	—	—	—

Total real estate loans	$184	$—	$5,213	$—

Other loans:
Commercial and industrial	$—	$—	$262	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$262	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,687	$—	$—	$—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$4,687	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

NOTE 7. COVERED ASSETS AND LOSS SHARING AGREEMENTS

In each of the 2010 and 2011 Acquisitions (except Sunshine State Community Bank and First Peoples Bank), the Bank and the FDIC entered into loss sharing agreements.

The following table summarizes the carrying value of assets covered by the loss sharing agreements:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans, excluding allowance for loan losses	$286,416	$359,255
OREO	26,312	27,299

Total Covered Assets	$312,728	$386,554

When a provision for loan loss is required for a loan subsequent to acquisition that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statement of income based on the applicable loss sharing ratio. Increases in the loss share indemnification asset of $1.4 million and $4.6 million were included in noninterest income for the nine months ended September 30, 2014 and 2013, respectively, related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$74,853	$104,180	$87,229	$125,949
Reimbursable expenses	648	2,200	3,801	8,121
Amortization	(6,272)	(6,137)	(17,677)	(18,596)
Income resulting from impairment and charge-off of covered assets, net	1,474	1,098	2,680	7,078
Expense resulting from recoupment and disposition of covered assets, net	(678)	(2,501)	(3,101)	(9,557)
FDIC claims submissions	(105)	(2,160)	(3,012)	(16,315)

Balance at end of period	$69,920	$96,680	$69,920	$96,680

As of September 30, 2014 and December 31, 2013, the carrying value of loss share indemnification assets exceeded the total cash flow expected to be collected by $37.8 million and $29.8 million, respectively, and is being amortized using the effective interest method over the shorter of (1) the remaining expected term of the respective loans or (2) the remaining term of the loss sharing agreement.

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,525	$12,870	$11,753	$11,966
Amortization impact	190	192	547	560
Remeasurement impact	842	(523)	1,257	13

Balance at end of period	$13,557	$12,539	$13,557	$12,539

NOTE 8. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles are summarized as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Goodwill	$81,104	$33,749
Core deposit intangible	14,370	10,768

Total	95,474	44,517
Less: Accumulated amortization	(6,434)	(5,148)

Total, net	$89,040	$39,369

The amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years at September 30, 2014 is as follows:

Type of intangibles	Remainder of 2014	2015	2016	2017	2018	Total
	(Dollars in thousands)
Core deposit intangible	$425	$1,630	$1,189	$1,023	$1,023	$5,290

During the three months ended September 30, 2014 and 2013, the Company recognized $426 thousand and $367 thousand, respectively, of amortization expense related to intangible assets. During the nine months ended September 30, 2014 and 2013, the Company recognized $1.3 million and $1.2 million, respectively, of amortization expense related to intangible assets.

NOTE 9. BANK-OWNED LIFE INSURANCE (“BOLI”)

Bank-owned life insurance policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. As of September 30, 2014, the BOLI cash surrender value was $138.3 million resulting in other income for the three and nine months ended September 30, 2014 of $1.2 million and $3.0 million and an annualized pre-tax yield of 3.52% and 3.54%, respectively. The total death benefit of the BOLI policies at September 30, 2014 totaled $442.2 million. The Bank did not hold BOLI policies during the three or nine months ended September 30, 2013.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$117,113	$—	$75,257	$—
Additions from premium payments	20,000	—	60,000	—
Net gain in cash surrender value	1,151	—	3,007	—

Balance at end of period	$138,264	$—	$138,264	$—

NOTE 10. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for any credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. Any fees received were recognized in earnings at the time of the transaction. The Company recorded $813 thousand and $898 thousand of customer swap fees in noninterest income in the accompanying consolidated statement of income for the three months ended September 30, 2014 and 2013, respectively and $3.0 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively.

All derivative positions held by the Company as of September 30, 2014 were not designated as hedging instruments under ASC 815-10. As of September 30, 2014, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Noninterest Expense” on the statements of income for the three or nine months ended September 30, 2014.

The following tables summarize the Company’s derivatives outstanding included in “Other Assets” and “Other Liabilities” in the accompanying consolidated balance sheet:

September 30, 2014	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$339,963	$8,159	$33,044	$361
Interest rate contracts - pay fixed, receive floating	—	—	373,007	7,798

Total derivatives	$339,963	$8,159	$406,051	$8,159

December 31, 2013	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$126,011	$2,660	$43,539	$1,488
Interest rate contracts - pay fixed, receive floating	—	—	169,551	1,172

Total derivatives	$126,011	$2,660	$213,090	$2,660

The Company has entered into transactions subject to an enforceable master netting arrangement with a financial institution. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in “Other Liabilities” in the accompanying consolidated balance:

September 30, 2014	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$8,159	$(361)	$7,798

Total	$8,159	$(361)	$7,798

December 31, 2013	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$2,660	$(1,488)	$1,172

Total	$2,660	$(1,488)	$1,172

At September 30, 2014, the Company has pledged investment securities available for sale with a carrying amount of $10.0 million as collateral for these interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of September 30, 2014 and December 31, 2013, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 17 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 11. DEPOSITS

The following table sets forth the Company’s deposits by category:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Noninterest bearing demand deposits	$525,152	$291,658
Interest-bearing NOW accounts	526,013	84,837
Savings and money market accounts	1,695,237	1,251,842
Time deposits	1,244,958	1,165,196

Total deposits	$3,991,360	$2,793,533

Time deposits $100,000 and greater	$787,935	$674,172
Time deposits $250,000 and greater	252,301	216,309

The aggregate amount of overdraft demand deposits that have been reclassified to loans was $405 thousand at September 30, 2014. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $680.6 million, $180.0 million, $182.2 million, $164.0 million and $36.8 million, respectively.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended September 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$13,313	$(5,136)	$8,177	$8,076	$(3,116)	$4,960
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(12,962)	5,001	(7,961)	(7,419)	2,863	(4,556)
Amounts reclassified to (gain) loss on investment securities	(2,121)	818	(1,303)	(1,883)	726	(1,157)

Balance at end of period	$(1,770)	$683	$(1,087)	$(1,226)	$473	$(753)

	Nine Months Ended September 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(2,565)	$990	$(1,575)	$18,788	$(7,248)	$11,540
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(636)	245	(391)	(15,480)	5,972	(9,508)
Amounts reclassified to (gain) loss on investment securities	1,431	(552)	879	(4,534)	1,749	(2,785)

Balance at end of period	$(1,770)	$683	$(1,087)	$(1,226)	$473	$(753)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Net income (loss) available to common stockholders	$(3,422)	$4,471	$9,272	$11,246

Weighted average number of common shares - basic	38,952,127	37,011,598	36,923,354	37,011,598
Effect of dilutive securities:
Employee stock based compensation awards	—	7,565	171,236	6,896

Weighted average number of common shares - diluted	38,952,127	37,019,163	37,094,590	37,018,494

Basic earnings (loss) per share	$(0.09)	$0.12	$0.25	$0.30

Diluted earnings (loss) per share	$(0.09)	$0.12	$0.25	$0.30

Anti-dilutive warrants, stock options and RSUs	9,534,756	8,815,463	8,378,217	8,802,047

NOTE 14. INCOME TAXES

The effective income tax rate for the three months ended September 30, 2014 was a tax benefit of 2.8%, a decrease of 107.8% compared to the tax expense rate of 35.7% for the three months ended September 30, 2013. This decrease primarily reflects the impact of warrants expense and certain stock-based compensation awards related to the completion of the Company’s initial public offering on August 6, 2014. These warrant and stock-based compensation expenses included $7.0 million of non-deductible expenses that resulted in a change to the Company’s estimated annual tax rate for the year ending December 31, 2014.

The effective income tax rate for the nine months ended September 30, 2014 was 40.9%, an increase of 16.9% compared to the rate of 35.0% for the nine months ended September 30, 2013. This increase primarily reflects the impact of warrants expense and certain stock-based compensation awards related to the completion of the Company’s initial public offering on August 6, 2014. These warrant and stock-based compensation expenses included $7.0 million of non-deductible expenses that offset the tax-exempt dividend income from preferred stocks and the net gain in cash surrender value of BOLI policies held during the nine months ended September 30, 2014.

Income tax returns for the tax years ended December 31, 2012, 2011 and 2010 remain subject to examination by the U.S. Federal and various state tax jurisdictions. The Company had no uncertain tax positions at September 30, 2014 or December 31, 2013.

NOTE 15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

2009 Equity Incentive Plan

During the three months ended September 30, 2013, no awards were granted by the Company from the 2009 Option Plan.

During the nine months ended September 30, 2013, the Company granted 70,000 stock options from the 2009 Option Plan to directors without vesting requirements and 123,500 stock options to employees with a three year vesting period. The options have a weighted average exercise price of $19.34, based on the estimated fair value of the Company’s stock on the date of grant and an aggregate fair value of $1.0 million. The options granted to directors and employees expire 10 years from grant date.

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

On September 30, 2014, the Company granted 391,500 stock options with a three year vesting period from the 2009 Option Plan to employees with an exercise price of $22.69, the fair value of the Company’s stock on the date of grant, and an aggregate fair value of $3.1 million. The options granted to employees expire 10 years from grant date.

During the three months ended September 30, 2014, none of the option grants had been exercised while 5,166 had been forfeited. During the nine months ended September 30, 2014, none of the option grants had been exercised while 228,334 had expired and 19,332 had been forfeited.

At September 30, 2014, based on 4,072,334 of stock options outstanding, there were 68,635 shares available for award from the 2009 Option Plan and total vested and exercisable shares of 3,075,521.

The total unrecognized compensation cost of $5.2 million for 2009 Option Plan share awards outstanding at September 30, 2014 will be recognized over a weighted average remaining period of 2.65 years.

2013 Stock Incentive Plan

For the three and nine months ended September 30, 2014 and 2013, no awards were granted by the Company from the 2013 Stock Incentive Plan (“2013 Plan”).

On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. This public offering constituted a “Qualified IPO” with respect to the Company’s outstanding 2013 Stock Incentive Plan Restricted Stock Units (“2013 RSUs”) and Option awards (“2013 Plan Options”).

During the three and nine months ended September 30, 2014, the Company recognized $9.9 million in expense resulting from the 2013 RSUs. The 2013 RSU shares were delivered to the recipients on September 5, 2014 and may not be transferred or sold by the recipients until February 6, 2015. The recipients received 243,499 RSU shares at settlement, which 256,501 shares were withheld to satisfy required income tax withholdings.

During the three and nine months ended September 30, 2014, the Company recognized $5.2 in expense resulting from the 2013 Plan Options as a Qualified IPO transaction was completed. At September 30, 2014, there were 1,500,000 outstanding vested 2013 Plan Options and 670,500 outstanding 2013 Plan Options with a three year vesting period. The outstanding 2013 Plan Options have an expiration date of December 23, 2023. The vested 2013 Plan Options will become exercisable with respect to one-third each on February 6, 2015, February 6, 2016 and February 6, 2017.

The total unrecognized compensation cost of $2.2 million for 2013 Option Plan share awards outstanding at September 30, 2014 will be recognized over a weighted average remaining period of 2.23 years.

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

Financial Instruments Commitments

Unfunded credit extension commitments are as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to fund loans	$267,369	$96,359
Unused lines of credit	189,215	168,408
Commercial and standby letters of credit	7,562	4,838

Total	$464,146	$269,605

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

Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2, and include U.S. Government agencies and sponsored enterprises debt obligations and mortgage-backed securities, state and municipal obligations, asset- backed securities and corporate debt and other securities. Pricing of these securities is generally spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.

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

For the nine months ended September 30, 2014 and 2013, the Company has not realized any losses due to counterparty’s inability to pay any net uncollateralized position. As of September 30, 2014, there were no interest rate derivatives classified as Level 3.

Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of value appreciation instruments (“VAI”) and equity appreciation agreements (“EAA”). The estimated fair value of VAIs and EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities is determined in accordance with the terms of each agreement. Management assigns a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value is the basis for estimating the fair value of the contingent consideration. As of September 30, 2014, the Company had no remaining VAIs or EAAs, as the VAIs reached final settlement with the FDIC within the year ended December 31, 2013, and the EAAs reached final settlement with the FDIC on September 29, 2014.

Clawback liability—The fair value of the clawback liability is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium that takes into account the Company’s credit risk, resulting in Level 3 classification.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$52,336	$—	$52,336
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	510,688	—	510,688
State and municipal obligations	—	2,230	—	2,230
Asset-backed securities	—	543,760	—	543,760
Corporate bonds and other debt securities	—	555,180	—	555,180
Preferred stocks and other equity securities	32,634	74,493	—	107,127
Derivative assets - Interest rate contracts	—	8,159	—	8,159

Total	$32,634	$1,746,846	$—	$1,779,480

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$8,159	$—	$8,159
Clawback liability	—	—	13,557	13,557
EAAs	—	—	—	—

Total	$—	$8,159	$13,557	$21,716

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$51,155	$—	$51,155
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	241,638	—	241,638
State and municipal obligations	—	2,124	—	2,124
Asset-backed securities	—	387,965	—	387,965
Corporate bonds and other debt securities	—	379,225	—	379,225
Preferred stocks and other equity securities	47,113	36,551	—	83,664
Derivative assets - Interest rate contracts	—	2,660	—	2,660

Total	$47,113	$1,101,318	$—	$1,148,431

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$2,660	$—	$2,660
Clawback liability	—	—	11,753	11,753
EAAs	—	—	1,114	1,114

Total	$—	$2,660	$12,867	$15,527

There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2014 or 2013.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Three Months Ended September 30,
	2014		2013
	Clawback Liability	EAAs	Clawback Liability	VAIs and EAAs
	(Dollars in thousands)
Balance at beginnning of period	$12,525	$1,814	$12,870	$1,218
Losses (gains) included in other noninterest expenses	1,032	766	(331)	137
Final VAI settlement on SSCB	—	—	—	—
Final VAI settlement on FNBCF	—	—	—	—
Final VAI settlement on FPB	—	—	—	(270)
Final EAA settlement on FCB	—	(1,458)	—	—
Final EAA settlement on PAB	—	(1,122)	—	—

Balance at end of period	$13,557	$—	$12,539	$1,085

	Nine Months Ended September 30,
	2014		2013
	Clawback Liability	EAAs	Clawback Liability	VAIs and EAAs
	(Dollars in thousands)
Balance at beginnning of period	$11,753	$1,114	$11,966	$1,235
Losses (gains) included in other noninterest expenses	1,804	1,466	573	453
Final VAI settlement on SSCB	—	—	—	(52)
Final VAI settlement on FNBCF	—	—	—	(281)
Final VAI settlement on FPB	—	—	—	(270)
Final EAA settlement on FCB	—	(1,458)	—	—
Final EAA settlement on PAB	—	(1,122)	—	—

Balance at end of period	$13,557	$—	$12,539	$1,085

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets that are still held (Level 3):
Impaired loans	$4,711	$5,709
Foreclosed real estate	78,512	34,682

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$4	$—	$4	$271
Foreclosed real estate	958	444	1,690	3,351

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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

September 30, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$140,630	$140,630	$140,630	$—	$—
Held to maturity securities	—	—	—	—	—
Available for sale securities	1,771,321	1,771,321	32,634	1,738,687	—
FHLB and other bank stock	71,217	71,217	—	71,217	—
Loans, net	3,539,364	3,587,531	—	—	3,587,531
Loans held for sale	108	108	—	108	—
Loss share indemnification asset	69,920	32,162	—	—	32,162
Due from FDIC	104	104	—	104	—
Bank-owned life insurance	138,264	138,264	—	138,264	—
Derivative assets - Interest rate contracts	8,159	8,159	—	8,159	—
Financial Liabilities:
Deposits	$3,991,360	$3,989,840	$—	$3,989,840	$—
Advances from the FHLB and other borrowings	1,164,404	1,162,892	—	1,162,892	—
Derivative liabilities - Interest rate contracts	8,159	8,159	—	8,159	—
Clawback liability	13,557	13,557	—	—	13,557
EAAs	—	—	—	—	—

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$239,217	$239,217	$239,217	$—	$—
Held to maturity securities	365	365	—	365	—
Available for sale securities	1,145,771	1,145,771	47,113	1,098,658	—
FHLB and other bank stock	36,187	36,187	—	36,187	—
Loans, net	2,244,051	2,290,564	—	—	2,290,564
Loss share indemnification asset	87,229	53,157	—	—	53,157
Due from FDIC	3,659	3,659	—	3,659	—
Bank-owned life insurance	75,257	75,257	—	75,257	—
Derivative assets - Interest rate contracts	2,660	2,660	—	2,660	—
Financial Liabilities:
Deposits	$2,793,533	$2,797,081	$—	$2,797,081	$—
Advances from the FHLB and other borrowings	435,866	438,493	—	438,493	—
Derivative liabilities - Interest rate contracts	2,660	2,660	—	2,660	—
Clawback liability	11,753	11,753	—	—	11,753
EAAs	1,114	1,114	—	—	1,114

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2014 and December 31, 2013, include cash and cash equivalents and due from FDIC.

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

Loans Held for Sale:

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

VAIs and EAAs:

The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liability is determined in accordance with the terms of each agreement. As of September 30, 2014, the Company had no remaining VAIs or EAAs, as the VAIs reached final settlement with the FDIC within the year ended December 31, 2013, and the EAAs reached final settlement with the FDIC on September 29, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2014 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Prospectus on Form S-1 filed with the Securities and Exchange Commission.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this quarterly report are based on our historical performance, the historical performance of the Old Banks or on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with any other cautionary statements that are included elsewhere in this quarterly report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including but not limited to the following:

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the ALL, determining fair value of financial instruments, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Prospectus. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 2 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Company’s annual financial statements for the years ended December 31, 2013 and 2012 included in the Company’s Prospectus. Additional disclosures regarding the effects of new accounting pronouncements and updates to significant accounting policies are included in Note 2 “Summary of Significant Accounting Policies” included herein.

Corporate Profile

We are a bank holding company headquartered in Weston, Florida with one wholly-owned national bank subsidiary, Florida Community Bank, National Association (which prior to July 25, 2011 operated under the name Premier American Bank, National Association), which we refer to as the Bank. The Bank currently operates 54 retail bank branches in Florida, servicing 50,000 households in a market footprint which covers over $335 billion in deposits. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities in our market areas. We also selectively participate in syndicated loans to select national credits. The Bank targets commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution- related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.

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

Executive Summary

Net loss to common stockholders’ totaled $3.4 million for the quarter ended September 30, 2014, or $(0.09) per average diluted common share, a decrease of 176.5% compared to net income of $4.5 million, or $0.12 per average diluted common share, for the quarter ended September 30, 2013. The Company’s results of operations for the third quarter of 2014 produced an annualized return on average assets of (0.24%) and an annualized return on average common stockholders’ equity of (1.70%) compared to prior year ratios of 0.49% and 2.43%, respectively. The results for the quarter ended September 30, 2014 included one-time charges of $20.1 million incurred in conjunction with the Company’s initial public offering (“IPO”).

Total revenue (net interest income and noninterest income) was $48.2 million for the third quarter of 2014, an increase of $17.7 million compared to the third quarter of 2013. The increase in total revenues included a $16.3 million increase in net interest income and a $1.3 million increase in noninterest income.

The increase in net interest income was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in net interest margin. Net interest margin was 3.49% for the third quarter of 2014, a decrease of 5 basis points compared to the third quarter of 2013.

Noninterest income totaled $2.4 million for the third quarter of 2014, an increase of $1.3 million compared to the third quarter of 2013. The increase in noninterest income included a $1.2 million increase in bank-owned life insurance income, $679 thousand increase in gain on investment securities and a $719 thousand increase in other noninterest income which were partially offset by an increase in FDIC loss share indemnification loss of $852 thousand.

Noninterest expense totaled $49.0 million for the third quarter of 2014, an increase of $24.7 million compared to the third quarter of 2013. This increase included non-core expenses of $15.2 million in stock option expense, $4.1 million of warrant expense and $766 million of FDIC equity appreciation agreements (“EAA”) expense in conjunction with the IPO.

During the three months ended September 30, 2014, our efficiency ratio increased to 101.48% from 79.31% for the same period in 2013.

Total loans were $3.56 billion at September 30, 2014, an increase of $1.30 billion, or 57.6%, from December 31, 2013, driven by increases in new loans of $915.3 million and loans acquired from the Great Florida Bank acquisition totaling $472.7 million at September 30, 2014.

At September 30, 2014, the ALL was $20.4 million, an increase of $5.7 million compared to December 31, 2013. The increase is due to an increase in the ALL for New loans of $5.9 million partially offset by a decrease in the ALL for acquired loans of $165 thousand. The increase in the ALL for New loans was due to recording a $6.2 million provision for loan loss partially offset by charge-offs of $348 thousand associated with the $915.3 million increase in the balance of new loans at September 30, 2014.

Deposits totaled $3.99 billion at September 30, 2014, an increase of $1.20 billion compared to December 31, 2013, reflecting growth across all deposit categories while continuing our ongoing transformation of our deposit base and reducing high priced time deposits.

Total stockholders’ equity increased $119.6 million compared to December 31, 2013. This increase was primarily driven by $109.8 million increase in additional paid-in capital primarily driven by proceeds from the Company’s IPO, net income of $9.3 million and other comprehensive income of $488 thousand.

Tangible book value per share decreased to $18.03 as of September 30, 2014.

The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 13.1%, Tier 1 risk-based capital ratio of 17.2% and a Total risk-based ratio of 17.7% at September 30, 2014.

Analysis of Results of Operations

Net loss to common stockholders’ totaled $3.4 million, which generated diluted EPS of $(0.09) in the third quarter of 2014. Net income available to common stockholders for the same period of 2013 totaled $4.5 million, which generated diluted EPS of $0.12. The decrease in earnings was primarily driven by an increase in noninterest expense which included non-core expenses of $15.2 million in stock option expense, $4.1 million of warrant expense and $766 thousand of EAA expense in conjunction with the IPO. The Company’s results of operations for the third quarter of 2014 produced an annualized return on average assets of (0.24%) and an annualized return on average common stockholders’ equity of (1.70%) compared to prior year ratios of 0.49% and 2.43%, respectively.

Net income available to common stockholders’ totaled $9.3 million for the nine months ended September 30, 2014, or $0.25 per average diluted common share, a decrease of 17.6% compared to $11.2 million, or $0.30 per average diluted common share, for the corresponding period of the prior year. The decrease in earnings was primarily driven by an increase in noninterest expense which included non-core expenses $15.2 million in stock option expense, $4.1 million of warrant expense and $766 thousand of EAA expense in conjunction with the IPO. The Company’s results of operations for nine months ended September 30, 2014 produced an annualized return on average assets of 0.23% and an annualized return on average common stockholders’ equity of 1.65% compared to prior year ratios of 0.44% and 2.05%, respectively.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$76,682	$37	0.19%	$150,747	$104	0.27%
New loans	$2,440,992	$21,866	3.51%	1,178,618	11,106	3.69%
Acquired loans (4)	$903,941	$20,219	8.95%	530,253	15,126	11.41%
Investment securities and other	$1,800,988	$11,530	2.51%	1,458,462	9,184	2.46%

Total interest-earning assets	5,222,603	53,652	4.05%	3,318,080	35,520	4.23%

Non-earning assets:
FDIC loss share indemnification asset (5)	75,191			101,629
Noninterest-earning assets	440,293			170,679

Total assets	$5,738,087			$3,590,388

Interest-bearing liabilities:
Interest-bearing NOW accounts	$396,361	$347	0.35%	$70,288	$18	0.10%
Savings and money market accounts	1,721,444	2,790	0.64%	1,036,066	1,216	0.47%
Time deposits (6)	1,358,610	2,987	0.87%	1,170,038	3,652	1.24%
FHLB advances and other borrowings (6)	945,519	1,633	0.68%	271,195	1,051	1.52%

Total interest-bearing liabilities	$4,421,934	$7,757	0.69%	$2,547,587	$5,937	0.92%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	$459,189			$272,350
Other liabilities	57,797			41,758
Stockholders’ equity	799,167			728,693

Total liabilities and stockholders’ equity	$5,738,087			$3,590,388

Net interest income		$45,895			$29,583

Net interest spread			3.36%			3.31%

Net interest margin			3.49%			3.54%

	Nine Months Ended September 30,
	2014			2013
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$99,923	$158	0.21%	$101,051	$175	0.23%
New loans	2,116,530	56,722	3.53%	984,915	28,953	3.88%
Acquired loans (4)	902,262	58,048	8.58%	566,592	49,094	11.55%
Investment securities and other	1,677,454	32,094	2.52%	1,482,724	27,909	2.48%

Total interest-earning assets	4,796,169	147,022	4.06%	3,135,282	106,131	4.49%

Non-earning assets:
FDIC loss share indemnification asset (5)	79,996			111,415
Noninterest-earning assets	400,034			161,619

Total assets	$5,276,199			$3,408,316

Interest-bearing liabilities:
Interest-bearing NOW accounts	$203,949	$426	0.28%	$68,870	$50	0.10%
Savings and money market accounts	1,687,648	7,237	0.57%	927,650	3,275	0.47%
Time deposits (6)	1,411,376	9,603	0.91%	1,107,605	10,517	1.27%
FHLB advances and other borrowings (6)	761,555	4,363	0.76%	275,562	3,147	1.51%

Total interest-bearing liabilities	$4,064,528	$21,629	0.71%	$2,379,687	$16,989	0.95%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	$411,180			$255,553
Other liabilities	48,955			41,202
Stockholders’ equity	751,536			731,874

Total liabilities and stockholders’ equity	$5,276,199			$3,408,316

Net interest income		$125,393			$89,142

Net interest spread			3.35%			3.54%

Net interest margin			3.50%			3.80%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.
(3)	Average rates are presented on an annual basis.
(4)	Includes loans on non-accrual status.
(5)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(6)	Interest expense includes the impact from premium amortization.

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

	Three months ended September 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$(51)	$(16)	$(67)
New Loans	11,895	(1,135)	10,760
Acquired Loans (1)	10,660	(5,567)	5,093
Investment securities and other	2,157	189	2,346

Total change in interest income	$24,661	$(6,529)	$18,132

Interest-bearing liabilities:
Interest-bearing transaction accounts	$83	$246	$329
Savings and money market	805	769	1,574
Time deposits (2)	589	(1,254)	(665)
FHLB advances and other borrowings (2)	2,615	(2,033)	582

Total change in interest expenses	4,092	(2,272)	1,820

Total change in net interest income	$20,569	$(4,257)	$16,312

	Nine months ended September 30, 2014 compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$(2)	$(15)	$(17)
New Loans	33,265	(5,496)	27,769
Acquired Loans (1)	29,085	(20,131)	8,954
Investment securities and other	3,665	520	4,185

Total change in interest income	$66,013	$(25,122)	$40,891

Interest-bearing liabilities:
Interest-bearing transaction accounts	$99	$277	$376
Savings and money market	2,684	1,278	3,962
Time deposits (2)	2,884	(3,798)	(914)
FHLB advances and other borrowings (2)	5,551	(4,335)	1,216

Total change in interest expenses	11,218	(6,578)	4,640

Total change in net interest income	$54,795	$(18,544)	$36,251

(1)	Includes loans on non-accrual status.
(2)	Interest expense includes the impact from premium amortization.

Third Quarter 2014 compared to Third Quarter 2013

Net interest income was $45.9 million for the third quarter of 2014, an increase of 55.1% compared to $29.6 million for the same period in 2013. The increase in net interest income reflects an $18.1 million increase in interest income partially offset by a $1.8 million increase in interest expense. For the three months ended September 30, 2014, average earning assets increased by $1.90 billion, or 57.4%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.87 billion, or 73.6%, compared to the three months ended September 30, 2013. The increase in interest income for the third quarter of 2014 was primarily due to a $10.8 million increase in interest income on new loans. The average balance of new loans increased $1.26 billion, which offset the negative impact of the reduction in the average interest rate on new loans of 18 basis points. Interest income on acquired loans increased $5.1 million for the three months ended September 30, 2014 compared to the third quarter of 2013, primarily driven by an increase in the average balance of loans of $373.7 million. The Great Florida Bank acquisition contributed approximately $6.9 million to the increase in interest income on acquired loans, partially offset by a decrease of $1.8 million in legacy acquired loan income due to runoff of the acquired loan portfolio from the Failed Bank Acquisitions.

Interest expense on deposits increased $1.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a $1.20 billion, or 52.7%, increase in the average balance of interest-bearing deposits. The decline in the average rate paid on deposits was attributable to lower prevailing rates offered and the continued run-off of wholesale and longer-term time deposits assumed in the acquisitions. The average rate paid on time deposits, including the impact of premium amortization, was 0.87% and 1.24% for the three months ended September 30, 2014 and 2013, respectively. Interest expense on FHLB advances and other borrowings totaled $1.6 million for the three months ended September 30, 2014 as compared to $1.1 million for the three months ended September 30, 2013. The increase was primarily due to an increase of $674.3 million, or 248.7%, in the average balance of FHLB advances and other borrowings, partially offset by a decrease in average rate paid on borrowings of 84 basis points.

The net interest margin for the three months ended September 30, 2014 was 3.49%, a decline of 5 basis points compared to 3.54% for the three months ended September 30, 2013. The average yield on interest-earning assets declined by 18 basis points for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, while the average rate paid on interest-bearing liabilities decreased by 23 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances. Although the average acquired loan portfolio balance increased 70.5% due to the Great Florida Bank acquisition during the first quarter of 2014, the lower yielding loans acquired from the Great Florida Bank acquisition resulted in a decline in the average rate for the combined acquired loan portfolio. The average rate on the acquired loan portfolio was 8.95% for the three months ended September 30, 2014, down from 11.41% for the three months ended September 30, 2013. At the date of acquisition, the weighted average accretion rate for the loans accounted for under ASC 310-30 was 4.65% and the weighted average contractual rate on acquired Non-ASC 310-30 loans was 4.55%.

Nine Months of 2014 compared to Nine Months of 2013

Net interest income was $125.4 million for the nine months ended September 30, 2014, an increase of 40.7% compared to $89.1 million for the same period in 2013. The increase in net interest income reflects a $40.9 million increase in interest income partially offset by a $4.6 million increase in interest expense. For the nine months ended September 30, 2014, average interest earning assets increased by $1.66 billion, or 53.0%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.68 billion, or 70.8%, compared to the nine months ended September 30, 2013. The increase in interest income for the nine months ended September 30, 2014 was primarily due to a $27.8 million increase in interest income on new loans. The average balance of new loans increased $1.13 billion, which offset the negative impact of the reduction in the average interest rate on new loans of 35 basis points. Interest income on acquired loans increased $9.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily driven by an increase in the average balance of loans of $335.7 million which was partially offset by a decrease of $9.3 million in legacy acquired loan income due to runoff of the acquired loan portfolio from the Failed Bank Acquisitions.

Interest expense on deposits increased $3.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a $1.20 billion, or 57.0%, increase in the average balance of interest-bearing deposit accounts. The average rate paid on time deposits, including the impact of premium amortization, was 0.91% and 1.27% for the nine months ended September 30, 2014 and 2013, respectively. The decline in the average rate paid on deposits was attributable to lower prevailing rates offered and the continued run-off of wholesale and longer-term time deposits assumed in the Acquisitions. Interest expense on FHLB advances and other borrowings totaled $4.4 million for the nine months ended September 30, 2014 as compared to $3.1 million for the nine months ended September 30, 2013. The increase was primarily due to an increase of $486.0 million, or 176.4%, in the average balance of FHLB advances and other borrowings, partially offset by a decrease in average rate paid on borrowings of 75 basis points.

The net interest margin for the nine months ended September 30, 2014 was 3.50%, a decline of 30 basis points compared to 3.80% for the nine months ended September 30, 2013. The average yield on interest-earning assets declined by 43 basis points for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, while the average rate paid on interest-bearing liabilities decreased by 24 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances. Although the average acquired loan portfolio balance increased 59.2% due to the Great Florida Bank acquisition during the first quarter of 2014, the lower yielding loans acquired from the Great Florida Bank acquisition resulted in a decline in the average rate for the combined acquired loan portfolio. The average rate on the acquired loan portfolio was 8.58% for the nine months ended September 30, 2014, down from 11.55% for the nine months ended September 30, 2013. At the date of acquisition, the weighted average accretion rate for the loans accounted for under ASC 310-30 was 4.65% and the weighted average contractual rate on acquired Non-ASC 310-30 loans was 4.55%.

Provision for Loan Losses

Third Quarter 2014 compared to Third Quarter 2013

The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. Provision for loan losses increased by $3.4 million, or 544.5%, to $2.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Provision for loan loss expense for the three months ended September 30, 2014 included a $1.7 million provision related to new loans and a $1.1 million provision for the acquired loan portfolio.

Net charge-offs were $249 thousand for the third quarter of 2014, a decrease of 87.8% for the same period of 2013. The decrease in net charge-offs was due to resolution of acquired loans in the 1-4 single family residential, Construction, Land & Development, and CRE loan categories. Net charge-offs were 0.03% of average loans on an annualized basis for the third quarter of 2014 compared to 0.47% of average loans for the same period of 2013.

Nine Months of 2014 compared to Nine Months of 2013

Provision for loan losses totaled $7.1 million for the nine months ended September 30, 2014 as compared to $938 thousand for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, provision for loan loss expense increased by $6.2 million, or 660.2%, from the comparative period in 2013 and includes $6.2 million related to new loans and a $912 thousand provision for the acquired loan portfolio.

Net charge-offs were $1.4 million for the nine months ended September 30, 2014, a decrease of 79.1% for the same period of 2013. The decrease in net charge-offs was due to resolution of acquired loans in the Construction, land and development, and CRE loan categories. Net charge-offs were 0.06% of average loans on an annualized basis for the nine months ended September 30, 2014 compared to 0.59% of average loans for the same period of 2013.

Noninterest Income

The following tables present a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Noninterest income
Service charges and fees	$738	$610	$2,183	$1,681
Loan and other fees	1,238	1,356	4,523	3,498
Bank-owned life insurance income	1,151	—	3,007	—
FDIC loss share indemnification loss	(5,862)	(5,010)	(16,101)	(13,528)
Income from resolution of acquired assets	1,109	1,268	3,838	7,183
Gain on sales of other real estate owned	(128)	73	(56)	1,073
Gain on investment securities	2,785	2,106	9,728	5,202
Other noninterest income	1,319	600	4,466	2,238

Total noninterest income	$2,350	$1,003	$11,588	$7,347

Third Quarter 2014 compared to Third Quarter 2013

The Company reported noninterest income of $2.4 million for the three months ended September 30, 2014 an increase of $1.3 million, or 134.3%, compared to the three months ended September 30, 2013. The increase was primarily due to an increase in bank-owned life insurance income, increased gains on investment securities and higher other noninterest income which were partially offset by a decrease in gains on sale of OREO, an increase in FDIC loss share indemnification loss and a decrease in income from resolution of acquired assets.

During the three months ended September 30, 2014, the Company recognized $5.9 million in FDIC loss share indemnification loss as compared to $5.0 million for the three months ended September 30, 2013. The increase was driven primarily by an increase of $1.5 million in indemnification asset amortization and clawback liability expense and a $1.5 million decrease in reimbursable expenses partially offset by $256 thousand in recoveries, a $1.3 million increase in impairment expenses and a $465 thousand increase in OREO write-down expenses.

Recoveries recognized for the three months ended September 30, 2014 totaled $1.1 million and were recognized through earnings as received, compared to $1.3 million for the three months ended September 30, 2013

Net gain on investment securities totaled $2.8 million for the three months ended September 30, 2014, an increase of $679 thousand, or 32.2%, compared to $2.1 million for the three months ended September 30, 2013. The increase was primarily the result of selling lower yielding investment securities and moving to higher yielding loans.

Other noninterest income increased to $1.3 million for the three months ended September 30, 2014, an increase of $719 thousand, or 119.8%, compared to the $600 thousand recognized for the three months ended September 30, 2013. The primary driver of this increase was rental income of $561 thousand from properties acquired through the GFB acquisition.

Nine Months of 2014 compared to Nine Months of 2013

The Company reported noninterest income of $11.6 million for the nine months ended September 30, 2014 an increase of $4.2 million, or 57.7%, compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in bank-owned life insurance income, increased gains on investment securities and higher other noninterest income partially offset by a decrease in income from the resolution of acquired assets, an increase in FDIC loss share indemnification loss and a decrease in gains on sale of OREO.

Loan and other fees for the nine months ended September 30, 2014 totaled $4.5 million, compared to $3.5 million for the nine months ended September 30, 2013. The increase of approximately $1.0 million, or 29.3%, was primarily due to increased interest rate swap service fees of $895 thousand.

During the nine months ended September 30, 2014, the Company recognized $16.1 million in FDIC loss share indemnification loss as compared to $13.5 million for the nine months ended September 30, 2013 The increase was driven primarily by an increase of $312 thousand in indemnification asset amortization and clawback liability expense, a decrease in OREO write-down expenses of $1.2 million and a $4.3 million decrease in reimbursable expenses partially offset by $2.7 million in recoveries.

Recoveries recognized for the nine months ended September 30, 2014 totaled $3.8 million and were recognized through earnings as received, compared to $7.2 million for the nine months ended September 30, 2013.

Net gain on sales of OREO decreased by $1.1 million, or 105.2%, resulting in a loss on sale of $56 thousand for the nine months ended September 30, 2014. Of this $1.1 million decrease, $617 thousand was covered by loss sharing agreements with the FDIC.

Net gain on investment securities totaled $9.7 million for the nine months ended September 30, 2014, an increase of $4.5 million, or 87.0%, compared to $5.2 million for the nine months ended September 30, 2013. The increase was due to rebalancing of the investment portfolio subsequent to the Great Florida Bank acquisition and selling lower yielding investment securities to move to higher yielding loans.

Other noninterest income increased to $4.5 million for the nine months ended September 30, 2014, an increase of $2.2 million, or 99.6%, compared to the $2.2 million recognized for the nine months ended September 30, 2013. The primary drivers of this increase were an increase in rental income of $1.3 million from properties acquired through the Great Florida Bank acquisition and increased ATM and Debit card fee income of $212 thousand.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Noninterest expense
Salaries and employee benefits	$28,525	$10,625	$58,356	$33,982
Occupancy and equipment expenses	3,606	2,412	10,816	7,424
Other real estate and acquired assets resolution related expenses	3,203	4,524	10,302	16,309
Professional services	1,203	1,278	4,387	4,782
Data processing and network	2,538	1,944	8,105	5,383
Regulatory assessments and insurance	2,466	1,403	6,160	3,969
Amortization of intangibles	426	367	1,285	1,159
Other operating expenses	6,992	1,707	14,758	5,234

Total noninterest expense	$48,959	$24,260	$114,169	$78,242

Third Quarter 2014 compared to Third Quarter 2013

Salaries and employee benefits, the single largest component of our noninterest expense, totaled $28.5 million for the three months ended September 30, 2014, an increase of $17.9 million, or 168.5%, compared to the three months ended September 30, 2013. The increase for the three months ended September 30, 2014 was primarily due to increased stock-based compensation expense of $15.2 million incurred in conjunction with the IPO and $1.8 million increase in bonuses.

Occupancy and equipment expenses increased $1.2 million, or 49.5%, to $3.6 million for the three months ended September 30, 2014, compared to $2.4 million for the three months ended September 30, 2013. This increase is due in part to the Company’s assumption of the banking and operating locations of Great Florida Bank that were predominantly leased facilities classified as operating leases.

OREO and acquired asset resolution expenses decreased by $1.3 million, or 29.2%, for the third quarter of 2014 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

Regulatory assessments and insurance increased $1.1 million, or 75.8%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to increased deposit insurance assessments of $494 thousand and an increase in general insurance expenses of $488 thousand.

Other operating expenses increased $5.3 million for the three months ended September 30, 2014, primarily due to warrant expenses of $4.1 million incurred in connection with the IPO, increased directors’ fees of $389 thousand and an increase in EAA expense of $629 thousand.

Nine Months of 2014 compared to Nine Months of 2013

Salaries and employee benefits totaled $58.4 million for the nine months ended September 30, 2014, an increase of $24.4 million, or 71.7%, compared to the nine months ended September 30, 2013. The increase for the nine months ended September 30, 2014 was primarily due to increased stock-based compensation expense of $14.6 million, increased salaries and benefits expense of $4.9 million and increased bonuses of $3.2 million. Stock-based compensation expense of $15.2 million was incurred in conjunction with the IPO.

Occupancy and equipment expenses increased $3.4 million, or 45.7%, to $10.8 million for the nine months ended September 30, 2014, compared to $7.4 million for the nine months ended September 30, 2013. This increase is due primarily to the Company’s assumption of the banking and operating locations of GFB.

OREO and acquired asset resolution expenses decreased by $6.0 million, or 36.8%, for the nine months ended September 30, 2014 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and OREO portfolios.

Data processing and network increased by $2.7 million, or 50.6%, to $8.1 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily driven by an increase in data processing expense of $2.0 million related to conversion costs associated with the GFB acquisition and an increase in software expense of $728 thousand.

Regulatory assessments and insurance increased $2.2 million, or 55.2%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to increased deposit insurance assessments of $1.4 million and an increase in general insurance expenses of $690 thousand.

Other operating expenses increased $9.5 million for the nine months ended September 30, 2014, primarily due to warrant expenses of $4.1 million incurred in connection with the IPO, increased directors’ fees of $1.8 million, increase in EAA expense totaling $1.0 million and other costs associated with the GFB acquisition totaling $1.1 million.

Provision for Income Taxes

Third Quarter 2014 compared to Third Quarter 2013

The income tax benefit for the three months ended September 30, 2014 totaled $97 thousand, a decrease of $2.6 million, or 103.9%, compared to the three months ended September 30, 2013. The decrease in income tax expense was primarily due to the decrease in taxable income that resulted in a loss before income taxes of $3.5 million for the three months ended September 30, 2014. The effective income tax rate for the three months ended September 30, 2014 was a tax benefit of 2.8%, a decrease of 107.8% compared to the tax expense rate of

35.7% for the three months ended September 30, 2013. This decrease primarily reflects the impact of warrants expense and certain stock-based compensation awards related to the completion of the Company’s initial public offering on August 6, 2014. These warrant and stock-based compensation expenses included $7.0 million of non-deductible expenses that resulted in a change to the Company’s estimated annual tax rate for the year ending December 31, 2014.

Nine Months of 2014 compared to Nine Months of 2013

Income tax provision for the nine months ended September 30, 2014 totaled $6.4 million, an increase of $346 thousand, or 5.7%, compared to the nine months ended September 30, 2013. The increase in the income tax expense was primarily due to the increase in the estimated annual tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The effective income tax rate for the nine months ended September 30, 2014 was 40.9%, an increase of 16.9% compared to the rate of 35.0% for the nine months ended September 30, 2013. This increase primarily reflects the impact of warrants expense and certain stock-based compensation awards related to the completion of the Company’s initial public offering on August 6, 2014. These warrant and stock-based compensation expenses included $7.0 million of non-deductible expenses that offset the tax-exempt dividend income from preferred stocks and the net gain in cash surrender value of BOLI policies held during the nine months ended September 30, 2014.

Analysis of Financial Condition

Total assets were $6.05 billion at September 30, 2014, an increase of $2.08 billion, or 52.4%, from December 31, 2013. The increase in total assets includes an increase of $1.30 billion in net loans, of which acquired loans increased $385.7 million over the period. The increase in acquired loans reflects the $548.1 million in net loans acquired through GFB on January 31, 2014, partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned. Total securities portfolio was $1.84 billion at September 30, 2014, an increase of $660.2 million from December 31, 2013 primarily due to investment securities acquired from Great Florida Bank. The remaining increase in total assets was mainly due to increases in goodwill and other intangible assets of $49.7 million, OREO of $43.8 million, bank-owned life insurance of $63.0 million, deferred tax assets of $35.4 million and other assets of $52.2 million which were partially offset by a decrease in the FDIC loss share indemnification asset of $17.3 million and a decrease in FDIC receivables of $3.6 million.

Investment Securities

Total investment securities increased $660.2 million, or 55.8% compared to December 31, 2013. The increase in investment securities was primarily due to $267.2 million of securities acquired as part of the Great Florida Bank acquisition and the investment of proceeds received from the IPO. The Company’s investment securities portfolio as of September 30, 2014 primarily consisted of U.S. government agencies and sponsored enterprises obligations and mortgage back securities, corporate debt, asset-backed securities and preferred stocks. The average balance of the securities portfolio for the three months ended September 30, 2014 totaled $1.80 billion with a pre-tax yield of 2.51%. The average balance of the securities portfolio for the nine months ended September 30, 2014 totaled $1.68 billion with a pre-tax yield of 2.52%.

No securities were determined to be OTTI as of September 30, 2014 or December 31, 2013. All securities available for sale at September 30, 2014 and December 31, 2013 are investment grade based on ratings from recognized rating agencies.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a taxable equivalent basis.

	Maturity as of September 30, 2014
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
Asset-backed securities	$—	—	$1,747	2.58%	$276,267	2.82%	$267,759	2.61%
Corporate bonds and other debt securities	23,503	1.78%	358,602	1.70%	67,655	4.38%	103,127	5.37%
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	6.33%	25,527	1.65%	330,166	2.10%	154,629	2.30%
U.S. Government agencies and sponsored enterprises obligations	293	5.03%	—	—	52,335	1.68%	—	—
State and municipal obligations	—	—	—	—	—	—	2,040	5.35%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	109,441	5.50%

Total securities available for sale	$23,796	1.82%	$385,876	1.70%	$726,423	2.55%	$636,996	3.48%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable between November 2014 and September 2024.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of September 30, 2014, and December 31, 2013, the Bank held approximately $71.2 million and $36.2 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2014 and December 31, 2013, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of September 30, 2014 or December 31, 2013.

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

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New Loans:
Commercial real estate	$983,475	27.6%	$669,711	29.6%
1-4 single family residential	734,608	20.6%	359,818	15.9%
Construction, land and development	160,899	4.5%	75,666	3.3%
Home equity loans and lines of credit	12,774	0.4%	19,303	0.9%

Total real estate loans	$1,891,756	53.1%	$1,124,498	49.7%

Commercial and industrial	791,843	22.2%	645,037	28.6%
Consumer	2,444	0.1%	1,176	0.1%

Total new loans	$2,686,043	75.4%	$1,770,711	78.4%

Acquired ASC 310-30 Loans:
Commercial real estate	$364,753	10.2%	$274,147	12.1%
1-4 single family residential	90,752	2.5%	56,745	2.5%
Construction, land and development	71,053	2.0%	55,936	2.5%
Home equity loans and lines of credit	—	0.0%	—	0.0%

Total real estate loans	$526,558	14.7%	$386,828	17.1%

Commercial and industrial	72,948	2.0%	57,047	2.5%
Consumer	2,936	0.1%	3,992	0.2%

Total Acquired ASC 310-30 Loans	$602,442	16.8%	$447,867	19.8%

Acquired Non-ASC 310-30 Loans:
Commercial real estate	$85,474	2.4%	$12,705	0.6%
1-4 single family residential	105,561	3.0%	10,174	0.5%
Construction, land and development	9,744	0.3%	—	0.0%
Home equity loans and lines of credit	56,170	1.6%	11,998	0.5%

Total real estate loans	$256,949	7.3%	$34,877	1.6%

Commercial and industrial	13,561	0.5%	5,040	0.2%
Consumer	809	0.0%	289	0.0%

Total Acquired Non-ASC 310-30 Loans	271,319	7.8%	40,206	1.8%

Total loans	$3,559,804	100.0%	$2,258,784	100.0%

Total loans were $3.56 billion at September 30, 2014, an increase of 57.6% compared to $2.26 billion at December 31, 2013.

Our New loan portfolio increased by 51.7% to $2.69 billion as of September 30, 2014, as compared to $1.77 billion at December 31, 2013. The increase during the nine months ended September 30, 2014 was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans.

Acquired loans were $873.8 million at September 30, 2014, an increase of 79.0% compared to $488.1 million at December 31, 2013. The increase during the nine months ended September 30, 2014 was primarily due to the acquisition of Great Florida Bank on January 31, 2014. Acquired loans that are covered under loss sharing agreements totaled $286.4 million at September 30, 2014, a decrease of $72.8 million compared to $359.3 million at December 31, 2013.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccruals loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 31, 2013
	(Dollars in thousands)
Nonperforming Assets (Excluding acquired assets)
Nonaccrual Loans:
Commercial real estate	$—	$—	$—	$—	$—
1-4 single family residential	—	—	—	1,052	—
Construction, land and development	—	—	10	—	—
Home equity loans and lines of credit	—	198	—	—	—
Commercial and industrial	—	—	—	24	38
Consumer	—	—	—	—	—

Total nonaccrual loans	—	198	10	1,076	38
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	—	198	10	1,076	38

Other real estate owned (OREO)	—	—	—	—	—
Other foreclosed property	—	—	—	—	—

Total new nonperforming assets	$—	$198	$10	$1,076	$38

Nonperforming Acquired Assets
Nonaccrual Loans:
Commercial real estate	$4,855	$13,836	$5,525	$5,962	$6,399
1-4 single family residential	910	618	852	144	1,104
Construction, land and development	2,422	3,464	3,535	16,753	11,762
Home equity loans and lines of credit	4,407	5,142	4,264	1,996	2,056
Commercial and industrial	8,655	11,143	11,543	7,580	8,417
Consumer	664	564	640	644	836

Total nonaccrual loans	21,913	34,767	26,359	33,079	30,574
Accruing loans 90 days or more past due	156	—	—	—	—

Total nonperforming loans	22,069	34,767	26,359	33,079	30,574

Other real estate owned (OREO)	78,512	80,988	86,244	34,682	46,598
Other foreclosed property	—	—	71	—	—

Total acquired nonperforming assets	$100,581	$115,755	$112,674	$67,761	$77,172

Total nonperforming assets	$100,581	$115,953	$112,684	$68,837	$77,210

The following table sets forth our asset quality ratios for the periods presented:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Asset quaility ratios - New loans
Nonperforming new loans to total gross new loans	0.00%	0.01%	0.00%	0.06%	0.00%
New loan ALL to total gross new loans	0.53%	0.54%	0.49%	0.47%	0.43%
Asset quaility ratios - Acquired loans
Nonperforming acquired loans to gross acquired loans	2.53%	3.63%	2.62%	6.78%	5.93%
Acquired loan ALL to total gross acquired loans	32.78%	34.11%	33.51%	73.60%	73.82%
Covered acquired loans to total gross acquired loans	0.72%	0.57%	0.60%	1.32%	1.42%
Asset quaility ratios - Total loans
Nonperforming loans to total gross loans	0.62%	1.07%	0.90%	1.51%	1.65%
Nonperforming assets to total assets	1.66%	2.06%	2.18%	1.73%	2.12%
Covered loans to total gross loans	8.05%	10.00%	11.47%	15.90%	20.56%
ALL to nonperforming assets	20.32%	15.42%	13.76%	21.40%	16.94%
ALL to total gross loans	0.57%	0.55%	0.53%	0.65%	0.71%

Nonaccrual loans totaled $21.9 million at September 30, 2014, a decrease of 35.8% from $34.2 million at December 31, 2013. Excluding acquired loans, nonperforming loans totaled $0.0 million at September 30, 2014, a decrease of 100.0% from $1.1 million at December 31, 2013.

Nonperforming assets totaled $100.6 million at September 30, 2014, an increase of $31.7 million, or 46.1%, from December 31, 2013. Excluding acquired assets, nonperforming assets totaled $0.0 million at September 30, 2014, a decrease of 100.0% from $1.1 million at December 31, 2013.

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

	September 30, 2014		December 31, 2013
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New Loans:
Commercial real estate	$4,573	27.6%	$2,153	29.6%
1-4 single family residential	3,227	20.6%	1,306	15.9%
Construction, land and development	1,412	4.5%	830	3.3%
Home equity loans and lines of credit	88	0.4%	126	0.9%

Total real estate loans	$9,300	53.1%	$4,415	49.7%

Commercial and industrial	4,833	22.2%	3,854	28.6%
Consumer	24	0.1%	15	0.1%

Total new loans	$14,157	75.4%	$8,284	78.4%

Acquired ASC 310-30 Loans:
Commercial real estate	$3,692	10.2%	$2,675	12.1%
1-4 single family residential	207	2.5%	85	2.5%
Construction, land and development	660	2.0%	985	2.5%
Home equity loans and lines of credit	—	0.0%	—	0.0%

Total real estate loans	$4,558	14.7%	$3,745	17.1%

Commercial and industrial	976	2.0%	2,341	2.5%
Consumer	280	0.1%	157	0.2%

Total Acquired ASC 310-30 Loans	$5,815	16.8%	$6,243	19.8%

Acquired Non-ASC 310-30 Loans:
Commercial real estate	$140	2.4%	$10	0.6%
1-4 single family residential	151	3.0%	50	0.5%
Construction, land and development	29	0.3%	—	0.0%
Home equity loans and lines of credit	123	1.6%	137	0.5%

Total real estate loans	$443	7.3%	$197	1.6%

Commercial and industrial	21	0.5%	6	0.2%
Consumer	4	0.0%	3	0.0%

Total Acquired Non-ASC 310-30 Loans	$468	7.8%	$206	1.8%

Total Loans	$20,440	100.0%	$14,733	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2014	$7,160	$2,426	$1,935	$113	$5,924	$326	$17,884

Provision (credit) for ASC 310-30 loans	785	—	(1)	—	(290)	(9)	485
Provision (credit) for non-ASC 310-30 loans	125	144	29	264	15	1	578
Provision (credit) for New loans	311	1,015	137	7	273	(1)	1,742

Total provision	1,221	1,159	165	271	(2)	(9)	2,805

Charge-offs for ASC 310-30 loans	—	—	1	—	(93)	(10)	(102)
Charge-offs for non-ASC 310-30 loans	—	—	—	(173)	—	—	(173)
Charge-offs for New loans	—	—	—	—	—	—	—

Total charge-offs	—	—	1	(173)	(93)	(10)	(275)

Recoveries for ASC 310-30 loans	24	—	—	—	—	1	25
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	1	—	1

Total recoveries	24	—	—	—	1	1	26

Ending ALL balance
ASC 310-30 loans	3,692	207	660	—	976	280	5,815
Non-ASC 310-30 loans	140	151	29	123	21	4	468
New loans	4,573	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$8,405	$3,585	$2,101	$211	$5,830	$308	$20,440

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2013	$5,591	$1,125	$3,179	$50	$5,512	$299	$15,756

Provision (credit) for ASC 310-30 loans	(841)	(445)	728	—	(574)	43	(1,089)
Provision (credit) for non-ASC 310-30 loans	(3)	(2)	(1)	93	2	—	89
Provision (credit) for New loans	83	267	(236)	69	189	(3)	369

Total provision	(761)	(180)	491	162	(383)	40	(631)

Charge-offs for ASC 310-30 loans	(335)	(140)	(1,506)	—	(122)	(89)	(2,192)
Charge-offs for non-ASC 310-30 loans	—	—	—	(99)	(3)	—	(102)
Charge-offs for New loans	—	—	(51)	—	—	—	(51)

Total charge-offs	(335)	(140)	(1,557)	(99)	(125)	(89)	(2,345)

Recoveries for ASC 310-30 loans	159	15	126	—	—	—	300
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	159	15	126	—	—	—	300

Ending ALL balance
ASC 310-30 loans	3,146	25	1,515	—	2,370	233	7,289
Non-ASC 310-30 loans	11	9	—	32	7	4	63
New loans	1,497	786	724	81	2,627	13	5,728

Balance at September 30, 2013	$4,654	$820	$2,239	$113	$5,004	$250	$13,080

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,834	$1,443	$1,819	$132	$6,331	$174	$14,733

Provision (credit) for ASC 310-30 loans	976	152	132	—	(1,161)	223	322
Provision (credit) for non-ASC 310-30 loans	130	99	29	393	(94)	33	590
Provision (credit) for New loans	2,424	1,921	578	(38)	1,327	7	6,219

Total provision	3,530	2,172	739	355	72	263	7,131

Charge-offs for ASC 310-30 loans	(74)	(30)	(1,244)	—	(203)	(101)	(1,652)
Charge-offs for non-ASC 310-30 loans	—	—	—	(276)	(24)	(29)	(329)
Charge-offs for New loans	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	(30)	(1,244)	(276)	(575)	(130)	(2,329)

Recoveries for ASC 310-30 loans	115	—	787	—	1	1	904
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	1	—	1

Total recoveries	115	—	787	—	2	1	905

Ending ALL balance
ASC 310-30 loans	3,692	207	660	—	976	280	5,815
Non-ASC 310-30 loans	140	151	29	123	21	4	468
New loans	4,573	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$8,405	$3,585	$2,101	$211	$5,830	$308	$20,440

	Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2013	$4,107	$3,049	$5,239	$67	$6,054	$433	$18,949

Provision (credit) for ASC 310-30 loans	1,793	(1,598)	1,191	—	(1,544)	529	371
Provision (credit) for non-ASC 310-30 loans	(9)	(33)	(3)	69	(108)	—	(84)
Provision (credit) for New loans	(101)	164	(336)	77	892	(45)	651

Total provision	1,683	(1,467)	852	146	(760)	484	938

Charge-offs for ASC 310-30 loans	(1,321)	(829)	(3,886)	—	(128)	(668)	(6,832)
Charge-offs for non-ASC 310-30 loans	—	—	—	(100)	(162)	—	(262)
Charge-offs for New loans	—	—	(108)	—	—	—	(108)

Total charge-offs	(1,321)	(829)	(3,994)	(100)	(290)	(668)	(7,202)

Recoveries for ASC 310-30 loans	185	67	142	—	—	1	395
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—

Total recoveries	185	67	142	—	—	1	395

Ending ALL balance
ASC 310-30 loans	3,146	25	1,515	—	2,370	233	7,289
Non-ASC 310-30 loans	11	9	—	32	7	4	63
New loans	1,497	786	724	81	2,627	13	5,728

Balance at September 30, 2013	$4,654	$820	$2,239	$113	$5,004	$250	$13,080

As of September 30, 2014, all of our new loans are performing and have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis; trends in delinquencies and nonaccruals by loan portfolio segment and asset categories within those segments; portfolio segment and asset category production trends, including average risk ratings and loan-to-value, or LTV, ratios; current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.

The ALL increased $5.7 million to $20.4 million at September 30, 2014 from $14.7 million at December 31, 2013, primarily due to the increase in new loans of $915.3 million. The ALL as a percentage of non-performing assets and ALL as a percentage of total gross loans was 20.32% and 0.57% as of September 30, 2014, compared to 21.40% and 0.65% at December 31, 2013. The decrease in both ratios was the result of the Great Florida Bank acquisition. Acquired loans from the Great Florida Bank acquisition were recorded at their fair value at the date of acquisition. Discounts due to credit quality are included in the determination of fair value; therefore an ALL is not recorded at the acquisition date.

Net loan charge-offs for the third quarter of 2014 totaled $249 thousand, a decrease of 87.8% compared to $2.0 million for the same period of 2013. Net loan charge-offs for the nine months ended September 30, 2014 totaled $1.4 million, a decrease of 79.1% compared to $6.8 million for the same period of 2013. The ratio of ALL to net charge-offs was 20.69x and 1.61x for the three months ended September 30, 2014 and 2013, respectively, due to increases in the ALL and reduced charge-offs during the period.

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

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$74,853	$104,180	$87,229	$125,949
Reimbursable expenses	648	2,200	3,801	8,121
Amortization	(6,272)	(6,137)	(17,677)	(18,596)
Income resulting from impairment and charge-off of covered assets, net	1,474	1,098	2,680	7,078
Expense resulting from recoupment and disposition of covered assets, net	(678)	(2,501)	(3,101)	(9,557)
FDIC claims submissions	(105)	(2,160)	(3,012)	(16,315)

Balance at end of period	$69,920	$96,680	$69,920	$96,680

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,525	$12,870	$11,753	$11,966
Amortization impact	190	192	547	560
Remeasurement impact	842	(523)	1,257	13

Balance at end of period	$13,557	$12,539	$13,557	$12,539

Other Real Estate Owned

The following table shows the composition of other real estate owned as of the periods presented:

	September, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$26,315	$16,410
1-4 single family residential	11,144	4,887
Construction, land and development	41,053	13,385

Total	$78,512	$34,682

The following table summarized the activity related to other real estate owned for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$80,988	$44,714	$34,682	$57,767
Additions from acquisition	—	—	55,085	—
Transfers from loan portfolio	4,847	7,515	17,716	23,288
Impairments	(958)	(444)	(1,690)	(3,351)
Sales	(6,365)	(5,187)	(27,281)	(31,106)

Balance at end of period	$78,512	$46,598	$78,512	$46,598

We expect that OREO will generally continue to decrease in the future as there will be less transfers from the loan portfolio and disposition activity. However, OREO may increase in future periods as a result of future business combinations or increased foreclosure activity.

Total OREO held by the Company was $78.5 million as of September 30, 2014, an increase of $43.8 million from December 31, 2013. The increase in other real estate owned was due to $55.1 million of additions to OREO as a result of the Great Florida Bank acquisition and $17.7 million of additions to OREO through loan foreclosures partially offset by OREO sales of $27.3 million.

Deposits

We expect that deposits will be our primary funding source in the future as we continue to optimize our deposit mix and lower our cost of deposits by reducing rate sensitive time deposits. In the future, we expect commercial core deposits will drive core deposit growth.

The following table shows the deposit mix as of the periods presented:

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing demand deposits	$525,152	13.1%	$291,658	10.5%
Interest bearing NOW accounts	526,013	13.2%	84,837	3.0%
Savings and money market accounts	1,695,237	42.5%	1,251,842	44.8%
Time deposits	1,244,958	31.2%	1,165,196	41.7%

Total deposits	$3,991,360	100.0%	$2,793,533	100.0%

Total deposits at September 30, 2014 totaled $3.99 billion, an increase of $1.20 billion, or 42.9%, from December 31, 2013. The increase in deposits consisted of a $1.12 billion increase in core deposits and a $79.8 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represents 68.8% of total deposits at September 30, 2014, an increase from 58.3% at December 31, 2013.

The increase in total deposits was primarily due to the $763.8 million of deposits at September 30, 2014 that were acquired through the Great Florida Bank acquisition, a new public fund relationship contributing $165.0 million in deposits in addition to overall net deposit growth across all deposit categories as a result of retail marketing efforts and commercial relationship growth.

The average rate paid on deposits for the three and nine months ended September 30, 2014, was 0.62% and 0.62%, respectively. This represents a decrease of 14 and 16 basis points compared the average rate paid on deposits for the three and nine months ended September 30, 2013 of 0.76% and 0.78%, respectively. Continued

planned reductions of high cost acquired time deposits and a higher composition of noninterest-bearing deposits drove the decrease in the cost of deposits. The average rate paid on time deposits for the three and nine months ended September 30, 2014, was 0.87% and 0.91%, respectively. This represents a decrease of 37 and 36 basis points compared the average rate paid on time deposits for the three and nine months ended September 30, 2013 of 1.24% and 1.27%, respectively.

The following table shows the remaining maturity of time deposits of $100,000 and greater:

September 30, 2014
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	196,451
After three months through six months	141,519
After six months through twelve months	153,268
After twelve months	296,697

Total	$787,935

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
FHLB Advances	$1,079,826	$432,015
Securities sold under repurchase agreements	72,500	—
Retail repurchase agreements	5,288	4,853

Total contractual outstanding	1,157,614	436,868

Deferred prepayment penalty	—	(1,187)
Fair value adjustment	6,790	185

Total borrowings	$1,164,404	$435,866

At September 30, 2014, total borrowings were $1.16 billion, an increase of $728.5 million, or 167.1%, from $435.9 at December 31, 2013. The increase in total borrowings was primarily driven by the $648.9 million increase in FHLB advances to fund new loan growth. The Company also acquired borrowings with a current fair value of $79.2 million through the Great Florida Bank acquisition that primarily consisted of securities sold under repurchase agreements.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2014	2013	2014	2013
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$843,326	$250,000	$843,326	$254,000
Balance outstanding at end of period	843,326	250,000	843,326	250,000
Average outstanding during the period	641,895	250,000	593,926	253,229
Average interest rate during the period	0.55%	0.81%	0.62%	0.83%
Average interest rate at the end of the period	0.27%	0.81%	0.27%	0.81%

Capital Resources

Stockholders’ equity totaled $835.7 million as of September 30, 2014, an increase of $119.6 million from $716.1 million as of December 31, 2013, primarily driven by the net proceeds from the Company’s IPO of approximately $104.5 million, net income of $9.3 million and other comprehensive income of $488 thousand recognized during the period. As of September 30, 2014 and December 31, 2013, we had capital levels that exceeded the regulatory guidelines for a “well-capitalized institution” under applicable guidelines. In addition, the OCC Agreement entered into by the Bank dated January 25, 2010 requires the Bank to maintain prescribed minimum capital ratios. The following table shows the required capital ratios of the Bank under the OCC Agreement and the Bank’s actual regulatory capital ratios for the periods presented:

	Well Capitalized Minimums	September 30, 2014	December 31, 2013
Capital Ratios (Company)
Tier 1 leverage ratio	5.0%	13.1%	18.0%
Tier 1 risk-based capital ratio	6.0%	17.2%	24.8%
Total risk-based capital ratio	10.0%	17.7%	25.3%
Capital Ratios (Bank)
Tier 1 leverage ratio	10.0%	10.6%	12.0%
Tier 1 risk-based capital ratio	11.0%	14.0%	16.7%
Total risk-based capital ratio	12.0%	14.6%	17.3%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$739,448	$729,909	$716,114	$728,174
Net income (loss)	(3,422)	4,471	9,272	11,246
Shares issued in offering, net	104,475	—	104,475	—
Settlement of RSU shares	(5,688)	—	(5,688)	—
Deferred placement fee	(10,000)	—	(10,000)	—
Minority interest	495	586	495	2,126
Exchange of B shares to A shares	—	(5,713)	—	(12,293)
Stock-based compensation, RSU and warrant expense	19,683	—	20,571	—
Other comprehensive income (loss)	(9,264)	—	488	—

Balance at end of period	$835,727	$729,253	$835,727	$729,253

Initial Public Offering

On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. Of the 7,520,000 shares sold, 4,554,045 shares were sold by the Company and 2,965,955 shares were sold by certain selling shareholders. In addition, on September 3, 2014, the Company sold an additional 720,000 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $104.5 million from the offering, after deducting the underwriting discounts and commissions of $8.1 million and estimated offering expenses of $3.4 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

Direct expenses associated with the offering, consisting primarily of legal, accounting and printing fees, were approximately $3.4 million. The Company recognized the direct offering expenses and underwriters’ commissions as a reduction of the proceeds received. The following table presents the Class A Common Shares sold and expenses associated with the offering:

	Date of Issuance	Price per Share	Class A Common Shares	Total
	(Dollars in thousands, except share and per share data)
Offering	8/6/2014	$22.00	4,554,045	$100,189
Overallotment	9/3/2014	$22.00	720,000	15,840

Total			5,274,045	116,029
Direct offering expenses:
Underwriters’ commissions				(8,122)
Direct expenses				(3,432)

Total direct offering expenses				(11,554)

Total proceeds, net				$104,475

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

The following table summarizes commitments as of the dates presented:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to fund loans	$267,369	$96,359
Unused lines of credit	189,215	168,408
Commercial and standby letters of credit	7,562	4,838

Total	$464,146	$269,605

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

FCB Financial Holdings, Inc.

Reconciliation of Non-GAAP Measures—Tangible Book Value Per Share

(Unaudited)

(Dollars in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2014	2013
Total assets	$6,054,944	$3,973,370
Less:
Goodwill and other intangible assets	89,040	39,369

Tangible assets	$5,965,904	$3,934,001

Total stockholder’s equity	$835,727	$716,114
Less:
Goodwill and other intangible assets	89,040	39,369

Tangible stockholder’s equity	$746,687	$676,745

Shares outstanding	41,409,698	35,892,154
Tangible book value per share	$18.03	$18.85
Average assets	$5,738,087	$3,502,311
Average equity	799,167	732,114
Average goodwill and other intangible assets	89,276	40,090
Tangible average equity to tangible average assets	12.6%	20.0%
Tangible common equity ratio	12.5%	17.2%

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

Consistent with industry practices, we primarily measure interest rate risk by utilizing the concept of Economic Value of Equity (“EVE”). EVE is the intrinsic value of assets, less the intrinsic value of liabilities. EVE analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. In addition, we further evaluate and consider the impact of other business factors in a separate income simulation analysis, which is designed to capture not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Income simulation permits us to assess the probable effects on the consolidated financial statements for changes in interest rates and corresponding management strategy.

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

Our ALCO policy has established specific limits for changes to net interest income and to capital based on the aforementioned models as follows:

	September 30, 2014		December 31, 2013
	Following 12 Months	Following 36 Months	Following 12 Months	Following 36 Months
+500 basis points	19.3%	18.9%	39.1%	33.4%
+400 basis points	17.9%	18.3%	34.5%	30.7%
+300 basis points	15.3%	16.2%	28.3%	26.1%
+200 basis points	11.4%	12.5%	20.5%	19.5%
+100 basis points	6.2%	7.1%	11.1%	10.9%
-100 basis points	-2.6%	-4.2%	-2.2%	-3.0%

The table below presents the change in our EVE assuming immediate parallel shifts in interest rates as of the dates presented:

	September 30, 2014	December 31, 2013
+500 basis points	-26.0%	-17.5%
+400 basis points	-20.7%	-13.2%
+300 basis points	-15.3%	-9.0%
+200 basis points	-10.0%	-5.0%
+100 basis points	-5.3%	-1.6%
-100 basis points	-0.4%	3.8%

In the event the model indicates an unacceptable level of risk, based on current circumstances and events, we could undertake a number of actions that would reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of September 30, 2014, we were in compliance with all of our net interest income and EVE limits.

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

The following table summarizes our liquidity ratios:

	September 30, 2014
	Policy Limit		Actual
Primary liquidity ratio	10.0%	Min	17.3%
Net short-term non-core funding deposits	20.0%	Max	4.3%
Net loans to total deposits	115.0%	Max	87.8%
Pledged securities to total investments	50.0%	Max	36.8%
Net loans to total assets	80.0%	Max	59.7%
Brokered deposits to total deposits	10.0%	Max	4.0%
Fed funds purchased to total assets	10.0%	Max	0.0%
Time deposits greater than $250,000 to total assets	20.0%	Max	4.3%
Short-term FHLB borrowings and repurchase agreements to assets	30.0%	Max	14.3%

At September 30, 2014, the Company had additional capacity to borrow from the FHLB of $202.0 million. Also, at September 30, 2014, the Company has unused credit lines with financial institutions of $52.5 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. Of the 7,520,000 shares sold, 4,554,045 shares were sold by the Company and 2,965,955 shares were sold by certain selling shareholders. In addition, on September 3, 2014, the Company sold an additional 720,000 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $104.5 million from the offering, after deducting the underwriting discounts and commissions of $8.1 million and estimated offering expenses of $3.4 million which was utilized to fund organic grown and general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

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

FCB Financial Holdings, Inc.

(Registrant)

Date: November 13, 2014	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Paul D. Burner
Paul D. Burner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)