Form 10-Q
period 2015-03-31
FCB FINANCIAL HOLDINGS, INC.
filed 2015-05-13
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the registrant had 35,738,045 shares of Class A Common Stock and 5,704,986 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.

FORM 10-Q

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$46,043	$25,397
Interest-earning deposits in other banks	66,034	81,688
Investment securities:
Available for sale securities, at fair value	1,447,776	1,359,098
Federal Home Loan Bank and other bank stock, at cost	65,289	66,891

Total investment securities	1,513,065	1,425,989

Loans held for sale	1,308	707
Loans:
New loans	3,354,452	3,103,417
Acquired loans ($0 and $273,366 covered by FDIC loss share, respectively)	764,597	826,173
Allowance for loan losses	(24,513)	(22,880)

Loans, net	4,094,536	3,906,710

FDIC loss share indemnification asset	—	63,168
Due from FDIC	—	1,735
Premises and equipment, net	38,291	38,962
Other real estate owned ($0 and $25,130 of foreclosed property covered by FDIC loss share, respectively)	75,017	74,527
Goodwill and other intangible assets	88,291	88,615
Deferred tax assets, net (including valuation allowance of $9,126 and $9,151, respectively)	69,656	47,441
Bank-owned life insurance	139,733	139,829
Other assets	85,109	62,860

Total assets	$6,217,083	$5,957,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$595,389	$593,025
Interest-bearing	2,411,142	2,308,657

Total transaction accounts	3,006,531	2,901,682
Time deposits	1,219,470	1,076,853

Total deposits	4,226,001	3,978,535
Borrowings (including FHLB advances of $970,370 and $983,686, respectively)	1,091,118	1,067,981
Other liabilities	53,130	59,459

Total liabilities	5,370,249	5,105,975

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 36,205,674, 35,396,962 issued and 35,278,362, 34,469,650 outstanding	37	36
Class B common stock, par value $0.001 per share; 50 million shares authorized; 6,356,801, 7,132,180 issued and 6,164,669, 6,940,048 outstanding	6	7
Additional paid-in capital	836,720	834,538
Retained earnings	18,270	35,144
Accumulated other comprehensive income (loss)	10,552	679
Treasury stock, at cost; 927,312 Class A and 192,132 Class B common shares	(18,751)	(18,751)

Total stockholders’ equity	846,834	851,653

Total liabilities and stockholders’ equity	$6,217,083	$5,957,628

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$43,306	$34,852
Interest and dividends on investment securities	12,110	9,998
Other interest income	33	68

Total interest income	55,449	44,918

Interest expense:
Interest on deposits	5,585	5,309
Interest on borrowings	980	1,264

Total interest expense	6,565	6,573

Net interest income	48,884	38,345
Provision for loan losses	1,349	1,090

Net interest income after provision for loan losses	47,535	37,255

Noninterest income:
Service charges and fees	757	738
Loan and other fees	2,497	716
Bank-owned life insurance income	1,097	818
FDIC loss share indemnification loss	(65,529)	(4,992)
Income from resolution of acquired assets	3,372	1,037
Gain (loss) on sales of other real estate owned	1,565	431
Gain (loss) on investment securities	1,007	2,495
Other noninterest income	1,145	1,305

Total noninterest income	(54,089)	2,548

Noninterest expense:
Salaries and employee benefits	16,575	16,420
Occupancy and equipment expenses	3,277	3,433
Loan and other real estate related expenses	2,076	3,761
Professional services	1,406	1,832
Data processing and network	2,718	3,210
Regulatory assessments and insurance	2,119	1,774
Amortization of intangibles	424	416
Other operating expenses	2,055	3,620

Total noninterest expense	30,650	34,466

Income (loss) before income tax expense (benefit)	(37,204)	5,337
Income tax expense (benefit)	(20,330)	1,809

Net income (loss)	$(16,874)	$3,528

Earnings (loss) per share:
Basic	$(0.41)	$0.10
Diluted	$(0.41)	$0.10
Weighted average shares outstanding:
Basic	41,421,854	35,892,154
Diluted	41,421,854	35,896,445

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(16,874)	$3,528
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(6,622) and $(2,712), respectively	10,546	4,318
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of taxes of $423 and $332, respectively	(673)	(527)

Total other comprehensive income (loss)	9,873	3,791

Total comprehensive income (loss)	$(7,001)	$7,319

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2014	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114
Net income (loss)	—	—	—	—	—	3,528	—	—	3,528
Exchange of B shares to A shares	68,499	(68,499)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	436	—	—	—	436
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,791	3,791

Balance as of March 31, 2014	28,133,501	7,758,653	$29	$8	$724,067	$16,300	$(18,751)	$2,216	$723,869

Balance as of January 1, 2015	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income (loss)	—	—	—	—	—	(16,874)	—	—	(16,874)
Exchange of B shares to A shares	775,379	(775,379)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	1,511	—	—	—	1,511
Exercise of stock options	33,333				670				670
Other	—	—	—	—	1	—	—	—	1
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,873	9,873

Balance as of March 31, 2015	35,278,362	6,164,669	$37	$6	$836,720	$18,270	$(18,751)	$10,552	$846,834

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(16,874)	$3,528
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	1,349	1,090
Amortization of intangible assets	424	416
Depreciation and amortization of premises and equipment	976	957
Amortization of discount on loans	(853)	(1,006)
Net amortization (accretion) of premium (discount) on investment securities	552	344
Net amortization (accretion) of premium (discount) on time deposits	(177)	(430)
Net amortization (accretion) on FHLB advances and other borrowings	(642)	(243)
Impairment of other real estate owned	104	445
FDIC loss share indemnification loss	65,529	4,992
(Gain) loss on investment securities	(1,007)	(2,495)
(Gain) loss on sale of other real estate owned	(1,565)	(431)
(Gain) loss on sale of premises and equipment	94	—
Deferred tax expense	(29,899)	—
Stock-based compensation, RSU and warrant expense	1,079	436
Increase in cash surrender value of BOLI	(1,097)	(818)
Net change in operating assets and liabilities:
Net change in loans held for sale	(601)	—
Collection from FDIC on loss share indemnification asset	—	1,938
Settlement of FDIC loss share agreement	(14,815)	—
Net change in other assets	(8,329)	(3,901)
Net change in other liabilities	(4,490)	7,912

Net cash provided by (used in) operating activities	(10,242)	12,734

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(215,215)	(506,121)
Sales of investment securities available for sale	116,755	271,283
Paydown and maturities of investment securities available for sale	26,557	50,897
Purchase of FHLB and other bank stock	(19,226)	(18,549)
Sales of FHLB and other bank stock	20,828	11,382
Net cash paid in acquisition	—	(14,073)
Net change in loans	(107,407)	(141,207)
Purchase of loans	(93,582)	—
Purchase of bank-owned life insurance	—	(40,000)
Proceeds from sale of other real estate owned	13,638	13,039
Purchase of premises and equipment	(399)	(323)
Proceeds from life insurance	1,193	—

Net cash provided by (used in) investing activities	(256,858)	(373,672)

Cash Flows From Financing Activities:
Net change in deposits	247,643	72,160
Net change in FHLB advances	(13,316)	137,658
Net change in repurchase agreements	37,095	(368)
Exercise of stock options	670	—
Other financing costs	—	(32)

Net cash provided by (used in) financing activities	272,092	209,418

Net Change in Cash and Cash Equivalents	4,992	(151,520)
Cash and Cash Equivalents at Beginning of Period	107,085	239,217

Cash and Cash Equivalents at End of Period	$112,077	$87,697

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,054	$6,012
Income taxes paid	13,800	3,500
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$12,667	$10,340
Fair value of assets acquired	—	956,816
Goodwill recorded	—	47,763
Liabilities assumed	—	962,094

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto for FCB Financial Holdings, Inc. (the “Company”) previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Nature of Operations

FCB Financial Holdings, Inc., formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 51 banking centers located in Florida at March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s subsidiaries, which consist of a group of real estate holding companies. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company’s financial reporting and accounting policies conform to U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates subject to significant change include the allowance for loan losses, valuation of and accounting for loans covered by loss sharing arrangements with the Federal Deposit Insurance Corporation (“FDIC”) and the related loss share receivable, valuation of and accounting for acquired loans, the carrying value of OREO, the fair value of financial instruments, the valuation of goodwill and other intangible assets, contingent consideration liabilities, acquisition-related fair value computations, stock-based compensation and deferred taxes.

Reclassifications

In certain instances, amounts reported in prior periods consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported net income or total stockholders’ equity.

For the 2014 Consolidated Statements of Cash Flows, the Company reclassified $1.2 million to operating activities from investing activities related to the settlement of investment securities. In addition, the Company also reclassified $10.4 million to operating activities from investing activities related to the transfer of loans to OREO.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in this update became effective for the first quarter ended March 31, 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidated Analysis (ASC 810, Consolidation)” which amends the consolidation requirements of ASC 810 by reducing the number of consolidation models. The guidance places more emphasis on risk of loss when determining a controlling financial interest; reduces the frequency of the application of related-party guidance when determining a controlling financial interest; and changes the consolidation requirements of limited partnerships. For public entities, this guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, including emerging growth companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows but does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASC 225-20, Extraordinary and Unusual Items)” which eliminates the concept of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for all entities. Under the ASU, extraordinary items will no longer be segregated from the results of ordinary operations and presented separately on the consolidated financial statements. The ASU may be applied prospectively or retrospectively to all prior periods. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
March 31, 2015		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$5,303	$118	$—	$5,421
U.S. Government agencies and sponsored enterprises mortgage-backed securities	468,274	7,909	316	475,867
State and municipal obligations	2,040	242	—	2,282
Asset-backed securities	457,752	2,861	1,885	458,728
Corporate bonds and other debt securities	356,770	7,272	245	363,797
Preferred stock and other equity securities	140,459	1,934	712	141,681

Total available for sale	$1,430,598	$20,336	$3,158	$1,447,776

	Amortized Cost	Unrealized		Fair Value
December 31, 2014		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$6,078	$18	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	497,384	5,172	904	501,652
State and municipal obligations	2,039	238	—	2,277
Asset-backed securities	482,969	1,424	6,192	478,201
Corporate bonds and other debt securities	256,155	3,024	496	258,683
Preferred stock and other equity securities	113,367	261	1,439	112,189

Total available for sale	$1,357,992	$10,137	$9,031	$1,359,098

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits. The carrying value of all pledged securities totaled $791.0 million and $685.3 million at March 31, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

March 31, 2015	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	82,488	82,830
Due after five years through ten years	27,220	27,568
Due after ten years	249,102	255,681
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	931,329	940,016
Preferred stock and other equity securities	140,459	141,681

Total available for sale	$1,430,598	$1,447,776

For purposes of the maturity table, U.S Government agencies and sponsored enterprises obligations, agency mortgage-backed securities and asset-backed securities, the principal of which are repaid periodically, are presented as a single amount. The expected lives of these securities will differ from contractual maturities because borrowers may have the right to prepay the underlying loans with or without prepayment penalties.

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	41,685	89	14,064	227	55,749	316
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	172,593	1,047	54,472	838	227,065	1,885
Corporate bonds and other debt securities	63,241	245	—	—	63,241	245
Preferred stock and other equity securities	24,601	419	8,708	293	33,309	712

Total available for sale	$302,120	$1,800	$77,244	$1,358	$379,364	$3,158

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	71,539	330	43,090	574	114,629	904
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	337,123	5,143	31,898	1,049	369,021	6,192
Corporate bonds and other debt securities	78,487	496	—	—	78,487	496
Preferred stock and other equity securities	53,064	737	10,606	702	63,670	1,439

Total available for sale	$540,213	$6,706	$85,594	$2,325	$625,807	$9,031

At March 31, 2015, the Company’s security portfolio consisted of 290 securities, of which 68 securities were in an unrealized loss position. A total of 49 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates. All securities available for sale at March 31, 2015 and December 31, 2014 were investment grade based on ratings from recognized rating agencies.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, with the relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at March 31, 2015. The following describes the basis under which the Company has evaluated OTTI:

U.S. Government Agencies and Sponsored Enterprises Obligations and Agency Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Government agencies and sponsored enterprises obligations and agency MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Gross realized gains	$1,112	$2,694
Gross realized losses	(69)	(188)

Net realized gains (losses)	$1,043	$2,506

NOTE 3. LOANS, NET

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

The following tables summarize the Company’s loans by portfolio segment as of the periods presented, net of deferred fees:

	Covered Loans		Non-Covered Loans
March 31, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$—	$—	$309,758	$69,917	$903,629	$1,283,304
Owner-occupied commercial real estate	—	—	—	13,287	325,972	339,259
1-4 single family residential	—	—	77,685	97,450	1,044,480	1,219,615
Construction, land and development	—	—	56,403	9,801	248,623	314,827
Home equity loans and lines of credit	—	—	—	52,762	20,459	73,221

Total real estate loans	$—	$—	$443,846	$243,217	$2,543,163	$3,230,226

Other loans:
Commercial and industrial	$—	$—	$63,441	$10,825	$805,233	$879,499
Consumer	—	—	2,588	680	6,056	9,324

Total other loans	—	—	66,029	11,505	811,289	888,823

Total loans held in portfolio	$—	$—	$509,875	$254,722	$3,354,452	$4,119,049

Allowance for loan losses						(24,513)

Loans held in portfolio, net						$4,094,536

	Covered Loans		Non-Covered Loans
December 31, 2014	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$155,050	$6,202	$181,885	$63,944	$853,074	$1,260,155
Owner-occupied commercial real estate	—	2,411	—	12,431	281,703	296,545
1-4 single family residential	34,297	7,286	52,011	94,993	922,657	1,111,244
Construction, land and development	19,903	—	46,797	9,729	232,601	309,030
Home equity loans and lines of credit	—	10,785	—	43,919	11,826	66,530

Total real estate loans	$209,250	$26,684	$280,693	$225,016	$2,301,861	$3,043,504

Other loans:
Commercial and industrial	$32,531	$4,308	$34,967	$9,240	$795,000	$876,046
Consumer	557	36	2,246	645	6,556	10,040

Total other loans	33,088	4,344	37,213	9,885	801,556	886,086

Total loans held in portfolio	$242,338	$31,028	$317,906	$234,901	$3,103,417	$3,929,590

Allowance for loan losses						(22,880)

Loans held in portfolio, net						$3,906,710

(1)	Balance includes $665 thousand and $3.6 million of deferred fees as of March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, the UPB of ASC 310-30 loans were $666.3 million and $725.9 million, respectively. At March 31, 2015 and December 31, 2014, the Company had pledged loans as collateral for FHLB advances with a carrying amount of $1.69 billion and $1.63 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2015 totaled $12.1 million. The Company held $460.5 million and $445.6 million of syndicated national loans as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 the Company purchased approximately $89.6 million in loans from third parties. No purchases were made during the three months ended March 31, 2014.

During the three months ended March 31, 2015 and 2014, the Company sold approximately $7.9 million and $2.7 million, respectively in loans to a third party.

The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The increase in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $6.7 million and $6.4 million in non-accretable difference to accretable discount during the three months ended March 31, 2015 and 2014, respectively.

Changes in accretable discount for ASC 310-30 loans for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$156,197	$148,501
Additions to accretable discount from GFB acquisition	—	40,444
Accretion	(12,542)	(15,858)
Reclassifications from non-accretable difference	6,650	6,377

Balance at end of period	$150,305	$179,464

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The Company’s accounting method for loans and the corresponding allowance for loan losses (“ALL”) differs depending on whether the loans are new or acquired. The Company therefore assesses and monitors credit risk and portfolio performance using distinct methodologies for acquired loans, both ASC 310-30 Loans and Non-ASC 310-30 Loans, and New loans. Within each class the Company further disaggregates the portfolios into the following segments: Commercial real estate, Owner-occupied commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer. The ALL reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the ALL includes elements of judgment and subjectivity.

Changes in the ALL by loan class and portfolio segment for the three months ended March 31, 2015 and 2014 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(81)	—	64	(20)	—	(24)	42	(19)
Provision (credit) for non-ASC 310-30 loans	32	3	56	(7)	4	3	1	92
Provision (credit) for New loans	853	229	383	(181)	39	(43)	(4)	1,276

Total provision	804	232	503	(208)	43	(64)	39	1,349

Charge-offs for ASC 310-30 loans	(96)	—	(86)	(56)	—	(30)	(60)	(328)
Charge-offs for non-ASC 310-30 loans	—	—	(65)	—	—	—	—	(65)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(96)	—	(151)	(56)	—	(30)	(60)	(393)

Recoveries for ASC 310-30 loans	382	—	121	120	—	49	—	672
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5

Total recoveries	382	—	121	120	—	54	—	677

Ending ALL balance
ASC 310-30 loans	3,460	—	424	702	—	953	272	5,811
Non-ASC 310-30 loans	527	61	405	68	289	52	7	1,409
New loans	5,309	1,191	4,384	1,542	109	4,700	58	17,293

Balance at March 31, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	—	—	(60)	164	—	(332)	266	38
Provision (credit) for non-ASC 310-30 loans	1	—	—	—	(93)	8	—	(84)
Provision (credit) for New loans	703	59	204	(58)	20	205	3	1,136

Total provision	704	59	144	106	(73)	(119)	269	1,090

Charge-offs for ASC 310-30 loans	(74)	—	—	(801)	—	(78)	(87)	(1,040)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(41)	(24)	—	(65)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(74)	—	—	(801)	(41)	(102)	(87)	(1,105)

Recoveries for ASC 310-30 loans	—	—	—	776	—	—	—	776
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	—	—	—	776	—	—	—	776

Ending ALL balance
ASC 310-30 loans	2,601	—	25	1,124	—	1,929	336	6,015
Non-ASC 310-30 loans	6	5	52	—	5	(10)	—	58
New loans	2,481	430	1,510	776	146	4,058	20	9,421

Balance at March 31, 2014	$5,088	$435	$1,587	$1,900	$151	$5,977	$356	$15,494

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

The following tables present an aging analysis of the recorded investment for delinquent loans by class and portfolio segment (excluding loans accounted for under ASC 310-30):

	Accruing
March 31, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	3,581	—	—	—	3,581
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	3,581	—	—	—	3,581

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$3,581	$—	$—	$—	$3,581

Acquired loans:
Real estate loans:
Commercial real estate	$—	$311	$—	$4,825	$5,136
Owner-occupied commercial real estate	—	—	—	97	97
1-4 single family residential	3,220	—	—	835	4,055
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	328	—	—	2,754	3,082

Total real estate loans	3,548	311	—	8,511	12,370

Other loans:
Commercial and industrial	—	558	—	187	745
Consumer	13	11	—	—	24

Total other loans	13	569	—	187	769

Total acquired loans	$3,561	$880	$—	$8,698	$13,139

	Accruing
December 31, 2014	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	6,206	727	—	116	7,049
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	6,206	727	—	116	7,049

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$6,206	$727	$—	$116	$7,049

Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,866	$4,866
Owner-occupied commercial real estate	—	—	—	211	211
1-4 single family residential	1,877	86	—	1,766	3,729
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	384	456	—	3,005	3,845

Total real estate loans	2,261	542	—	9,848	12,651

Other loans:
Commercial and industrial	—	192	—	1,222	1,414
Consumer	14	—	—	—	14

Total other loans	14	192	—	1,222	1,428

Total acquired loans	$2,275	$734	$—	$11,070	$14,079

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

The following table summarizes the Company’s Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

March 31, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$903,599	$—	$30	$—
Owner-occupied commercial real estate	325,972	—	—	—
Construction, land and development	248,623	—	—	—
Commercial and industrial	805,233	—	—	—

Total new loans	$2,283,427	$—	$30	$—

Acquired loans:
Commercial real estate	$64,733	$105	$5,079	$—
Owner-occupied commercial real estate	12,675	508	104	—
Construction, land and development	9,801	—	—	—
Commercial and industrial	8,189	1,389	1,247	—

Total aquired loans	$95,398	$2,002	$6,430	$—

December 31, 2014	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$853,044	$—	$30	$—
Owner-occupied commercial real estate	281,703	—	—	—
Construction, land and development	232,601	—	—	—
Commercial and industrial	795,000	—	—	—

Total new loans	$2,162,348	$—	$30	$—

Acquired loans:
Commercial real estate	$65,173	$107	$4,866	$—
Owner-occupied commercial real estate	13,822	421	599	—
Construction, land and development	9,729	—	—	—
Commercial and industrial	9,184	2,147	2,217	—

Total aquired loans	$97,908	$2,675	$7,682	$—

Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
March 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$903,629	$—	$—	$5,309	$—
Owner-occupied commercial real estate	—	325,972	—	—	1,191	—
1-4 single family residential	—	1,044,480	—	—	4,384	—
Construction, land and development	—	248,623	—	—	1,542	—
Home equity loans and lines of credit	—	20,459	—	—	109	—

Total real estate loans	$—	$2,543,163	$—	$—	$12,535	$—

Other loans
Commercial and industrial	$—	$805,233	$—	$—	$4,700	$—
Consumer	—	6,056	—	—	58	—

Total other loans	$—	$811,289	$—	$—	$4,758	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,585	$65,332	$309,758	$156	$371	$3,460
Owner-occupied commercial real estate	—	13,287	—	—	61	—
1-4 single family residential	—	97,450	77,685	—	405	424
Construction, land and development	—	9,801	56,403	—	68	702
Home equity loans and lines of credit	975	51,787	—	—	289	—

Total real estate loans	$5,560	$237,657	$443,846	$156	$1,194	$4,586

Other loans
Commercial and industrial	$—	$10,825	$63,441	$—	$52	$953
Consumer	—	680	2,588	—	7	272

Total other loans	$—	$11,505	$66,029	$—	$59	$1,225

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310-30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$853,074	$—	$—	$4,456	$—
Owner-occupied commercial real estate	—	281,703	—	—	962	—
1-4 single family residential	—	922,657	—	—	4,001	—
Construction, land and development	—	232,601	—	—	1,723	—
Home equity loans and lines of credit	—	11,826	—	—	70	—

Total real estate loans	$—	$2,301,861	$—	$—	$11,212	$—

Other loans
Commercial and industrial	$—	$795,000	$—	$—	$4,738	$—
Consumer	—	6,556	—	—	62	—

Total other loans	$—	$801,556	$—	$—	$4,800	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,754	$65,392	$336,935	$174	$321	$3,255
Owner-occupied commercial real estate	—	14,842	—	—	58	—
1-4 single family residential	—	102,279	86,308	—	414	325
Construction, land and development	—	9,729	66,700	—	75	658
Home equity loans and lines of credit	—	54,704	—	—	285	—

Total real estate loans	$4,754	$246,946	$489,943	$174	$1,153	$4,238

Other loans
Commercial and industrial	$—	$13,548	$67,498	$—	$49	$958
Consumer	—	681	2,803	—	6	290

Total other loans	$—	$14,229	$70,301	$—	$55	$1,248

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$156	$4,249	$4,495
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	975	1,792

Total real estate loans	$336	$347	$156	$5,224	$6,287

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$354	$354	$174	$4,400	$4,595
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$354	$354	$174	$4,400	$4,595

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$4,321	$—	$5,134	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	975	—	380	—

Total real estate loans	$5,296	$—	$5,514	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$340	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$340	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

NOTE 5. COVERED ASSETS AND LOSS SHARING AGREEMENTS

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

The Bank paid the FDIC $14.8 million as consideration for the early termination to settle its obligation under the FDIC Clawback Liability. The early termination was recorded in the Bank’s financial statements by removing the FDIC Indemnification Asset receivable, the FDIC Clawback liability and recording a one-time, pre-tax loss on termination of $65.5 million.

The following table summarizes the carrying value of assets covered by the loss sharing agreements:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Loans, excluding allowance for loan losses	$—	$273,366
OREO	—	25,130

Total Covered Assets	$—	$298,496

When a provision for loan loss is required for a loan subsequent to acquisition that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statements of income based on the applicable loss sharing ratio. Increases in the loss share indemnification asset of $750 thousand were included in noninterest income for the three months ended March 31, 2014, related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification asset for the periods presented were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$63,168	$87,229
Termination of FDIC loss sharing agreements	(63,168)	—
Reimbursable expenses	—	1,726
Amortization	—	(5,999)
Income resulting from impairment and charge-off of covered assets, net	—	750
Expense resulting from recoupment and disposition of covered assets, net	—	(1,163)
FDIC claims submissions	—	(1,938)

Balance at end of period	$—	$80,605

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,846	$11,753
Termination of FDIC loss sharing agreements	(13,846)	—
Amortization impact	—	176
Remeasurement impact	—	131

Balance at end of period	$—	$12,060

NOTE 6. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. The Company recorded $1.7 million and $371 thousand of customer swap fees in noninterest income in the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively.

All derivative positions held by the Company as of March 31, 2015 were not designated as hedging instruments under ASC 815-10. As of March 31, 2015, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Noninterest Expense” on the statements of income for the three months ended March 31, 2015 or 2014.

The following tables summarize the Company’s derivatives outstanding included in Other Assets and Other Liabilities in the accompanying consolidated balance sheets:

March 31, 2015	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$535,480	$21,547	$8,298	$18
Interest rate contracts - pay fixed, receive floating	—	—	543,778	21,529

Total derivatives	$535,480	$21,547	$552,076	$21,547

December 31, 2014	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$464,890	$14,328	$8,298	$39
Interest rate contracts - pay fixed, receive floating	—	—	473,188	14,289

Total derivatives	$464,890	$14,328	$481,486	$14,328

The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in Other Liabilities in the accompanying consolidated balance sheets:

March 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$21,547	$(18)	$21,529

Total	$21,547	$(18)	$21,529

December 31, 2014	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$14,328	$(39)	$14,289

Total	$14,328	$(39)	$14,289

At March 31, 2015, the Company has pledged investment securities available for sale with a carrying amount of $20.3 million as collateral for these interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of March 31, 2015 and December 31, 2014, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 7. DEPOSITS

The following table sets forth the Company’s deposits by category:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Noninterest-bearing demand deposits	$595,389	$593,025
Interest-bearing demand deposits	196,192	122,380
Interest-bearing NOW accounts	439,400	374,399
Savings and money market accounts	1,775,550	1,811,878
Time deposits	1,219,470	1,076,853

Total deposits	$4,226,001	$3,978,535

Time deposits $100,000 and greater	$801,684	$689,439
Time deposits greater than $250,000	271,907	226,895

The aggregate amount of overdraft demand deposits that have been reclassified to loans was $438 thousand at March 31, 2015. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $734.4 million, $270.3 million, $82.5 million, $124.1 million and $7.8 million, respectively. The Company had brokered deposits through an insured deposit sweep program of $339.9 million and $338.2 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended March 31, 2015
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	17,168	(6,622)	10,546
Amounts reclassified to (gain) loss on investment securities	(1,096)	423	(673)

Balance at end of period	$17,178	$(6,626)	$10,552

	Three Months Ended March 31, 2014
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(2,565)	$990	$(1,575)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	7,030	(2,712)	4,318
Amounts reclassified to (gain) loss on investment securities	(859)	332	(527)

Balance at end of period	$3,606	$(1,390)	$2,216

NOTE 9. BASIC AND DILUTED EARNINGS PER SHARE

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except share and per share data)
Net income (loss) available to common stockholders	$(16,874)	$3,528

Weighted average number of common shares - basic	41,421,854	35,892,154
Effect of dilutive securities:
Employee stock-based compensation awards	—	4,291

Weighted average number of common shares - diluted	41,421,854	35,896,445

Basic earnings (loss) per share	$(0.41)	$0.10

Diluted earnings (loss) per share	$(0.41)	$0.10

Anti-dilutive warrants, stock options and RSUs	9,682,030	9,054,832

NOTE 10. INCOME TAXES

The effective tax rates for the three months ended March 31, 2015 and 2014, were 54.6% and 33.9% respectively. The increase in the effective tax rate for the first quarter of 2015 was due to the loss associated with the early termination of the FDIC loss share agreements and a deferred tax asset benefit associated with a revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank on January 31, 2014. In addition, the tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions, and certain stock-based compensation awards.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

2009 Option Plan

On February 5, 2014, the Company granted 90,000 stock options from the 2009 Option Plan to directors that vest at a rate of 25% per calendar quarter in 2014. The options have an exercise price of $19.75, the estimated fair value of the Company’s stock on the date of grant and an aggregate fair value of $479 thousand. The options granted to directors expire 10 years from grant date.

During the three months ended March 31, 2014 none of the option grants had been exercised while 225,000 had expired and 14,166 had been forfeited.

For the three months ended March 31, 2015, no awards were granted by the Company from the 2009 Option Plan.

During the three months ended March 31, 2015, 26,667 of the option grants had been exercised while none had expired and 5,916 had been forfeited. At March 31, 2015, there were no shares available for award from the 2009 Option Plan and total vested and exercisable shares of 3,284,536 were outstanding.

The total unrecognized compensation cost of $4.3 million related to the 2009 Option Plan for share awards outstanding at March 31, 2015 will be recognized over a weighted average remaining period of 2.36 years.

2013 Stock Incentive Plan

For the three months ended March 31, 2014, no awards were granted by the Company from the 2013 Stock Incentive Plan (“2013 Plan”).

During the three months ended March 31, 2014, none of the 2013 Plan option grants had been exercised, expired or had been forfeited.

During the three months ended March 31, 2015, the Company granted 129,000 stock options from the 2013 Plan to directors that vest at a rate of 25% per calendar quarter in 2015 and 110,500 stock options to employees that vest at a rate of 33  1⁄3% on the first, second and third year anniversaries of the grant date (“Three Year Vesting Period”). The options have a weighted average exercise price of $25.47, based on the fair value of the Company’s stock on the date of grant and an aggregate fair value of $1.8 million. The options granted to directors and employees expire 10 years from grant date.

During the three months ended March 31, 2015, 6,666 of the option grants had been exercised while none had expired and none had been forfeited. At March 31, 2015, based on the number of stock options outstanding, there were 90,000 shares available for award from the 2013 Plan and total vested and exercisable shares of 716,812.

The total unrecognized compensation cost of $3.2 million related to the 2013 Equity Incentive Plan for share awards outstanding at March 31, 2015 will be recognized over a weighted average remaining period of 1.87 years.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company issues off-balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans, lines of credit and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers and are subject to the Company’s credit policies. The Company follows the same credit policies in making commitments as it does for instruments recorded on the Company’s consolidated balance sheet. Collateral is obtained based on management’s assessment of the customer’s credit risk. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of March 31, 2015 and December 31, 2014 the Company’s reserve for unfunded commitments totaled $1.4 million and $1.2 million, respectively. Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. Amounts funded under non-cancelable commitments in effect at the date of acquisition are Covered Assets under the loss-sharing agreements, if applicable and if certain conditions are met.

Financial Instruments Commitments

Unfunded credit extension commitments are as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to fund loans	$381,714	$351,369
Unused lines of credit	256,486	199,880
Commercial and standby letters of credit	7,658	10,223

Total	$645,858	$561,472

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

A bank-owned asset in Miami-Dade County was foreclosed in 2012, and later discovered to have been illegally infilled over protected wetlands by the prior owner. The Bank had been working with Miami-Dade County environmental agencies to address the situation, along with Bank environmental attorneys specializing in this area. The subject property was sold during Q1 2015 to a third party purchaser and the Bank has no further legal liability for the asset.

The SEC is investigating the valuation and accounting treatment by Great Florida Bank (“GFB”), prior to the Great Florida Acquisition by the Company, of an office building acquired by GFB in 2009 and the use of appraisals with respect to such valuation. The Bank is cooperating with the investigation. On the date of acquisition by the Bank, based on the Company’s plans and intended use of the acquired office building, the asset was classified as OREO and recorded at fair value, less estimated selling costs. The fair value of the office building was based on a third party real estate appraisal at the date of acquisition. The Company does not believe that the results of the SEC investigation relating to GFB are likely to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 13. FAIR VALUE MEASUREMENTS

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

Investment Securities—Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2, and include U.S. Government agencies and sponsored enterprises debt obligations and agency mortgage-backed securities; state and municipal obligations; asset- backed securities; and corporate debt and other securities. Pricing of these securities is generally spread driven.

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

Interest Rate Derivatives—Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap. The Company values its interest rate swap positions using market prices provided by a third party which uses primarily observable market inputs. Interest rate derivatives are further described in Note 6 “Derivatives.”

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

For the three months ended March 31, 2015 and 2014, the Company has not realized any losses due to the counterparty’s inability to pay any net uncollateralized position. As of March 31, 2015, there were no interest rate derivatives classified as Level 3.

Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of EAAs. The estimated fair value of the EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities is determined in accordance with the terms of each agreement. Management assigns a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value is the basis for estimating the fair value of the contingent consideration. As of March 31, 2015, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

Clawback liability—The fair value of the FDIC clawback liability is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium that takes into account the Company’s credit risk, resulting in Level 3 classification.

On March 4, 2015, the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements which were entered into in 2010 and 2011 in conjunction with the Bank’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of six failed banks in FDIC-assisted acquisitions. Under the early termination, all rights and obligations of the Bank and the FDIC under the loss share agreements, including the clawback liability, have been eliminated.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$5,421	$—	$5,421
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	475,867	—	475,867
State and municipal obligations	—	2,282	—	2,282
Asset-backed securities	—	458,728	—	458,728
Corporate bonds and other debt securities	—	363,797	—	363,797
Preferred stocks and other equity securities	5,420	136,261	—	141,681
Derivative assets - Interest rate contracts	—	21,547	—	21,547

Total	$5,420	$1,463,903	$—	$1,469,323

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$21,547	$—	$21,547
Clawback liability	—	—	—	—

Total	$—	$21,547	$—	$21,547

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$6,096	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	501,652	—	501,652
State and municipal obligations	—	2,277	—	2,277
Asset-backed securities	—	478,201	—	478,201
Corporate bonds and other debt securities	—	258,683	—	258,683
Preferred stocks and other equity securities	23,594	88,595	—	112,189
Derivative assets - Interest rate contracts	—	14,328	—	14,328

Total	$23,594	$1,349,832	$—	$1,373,426

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$14,328	$—	$14,328
Clawback liability	—	—	13,846	13,846

Total	$—	$14,328	$13,846	$28,174

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Three Months Ended March 31,
	2015		2014
	Clawback Liability	EAAs	Clawback Liability	EAAs
	(Dollars in thousands)
Balance at beginnning of period	$13,846	$—	$11,753	$1,114
Losses (gains) included in other noninterest expenses	—	—	307	248
Termination of FDIC loss sharing agreements	(13,846)	—	—	—

Balance at end of period	$—	$—	$12,060	$1,362

The fair value of the clawback liability is determined by projecting the expected cash flows of the underlying loans and discounting those cash flows at a market rate. The inputs used to determine the estimated cash flows include the fair value of loans based on market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2015 and 2014, there was not a change in the methods or significant assumptions used to estimate fair value of the clawback liability.

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Non-recurring:
Loans	$4,148,470	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% -100%
Other real estate owned	75,017	Third party appraisals	Collateral discounts and estimated cost to sell	10%

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Assets that are still held (classified in Level 3):
Impaired loans	$5,560	$4,754
Foreclosed real estate	75,017	74,527

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$—	$—
Foreclosed real estate	104	407

Impairment charges resulting from the non-recurring changes in fair value of the underlying collateral of impaired loans are included in the provision for loan losses in the accompanying statement of income. Impairment charges resulting from the non-recurring changes in fair value of OREO are included in other real estate and acquired assets resolution expenses in the accompanying statement of income.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

March 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$112,077	$112,077	$112,077	$—	$—
Available for sale securities	1,447,776	1,447,776	5,420	1,442,356	—
FHLB and other bank stock	65,289	65,289	—	65,289	—
Loans, net	4,094,536	4,148,470	—	—	4,148,470
Loans held for sale	1,308	1,308	—	1,308	—
Loss share indemnification asset	—	—	—	—	—
Due from FDIC	—	—	—	—	—
Bank-owned life insurance	139,733	139,733	—	139,733	—
Derivative assets - Interest rate contracts	21,547	14,328	—	14,328	—
Financial Liabilities:
Deposits	$4,226,001	$4,229,324	$—	$4,229,324	$—
Advances from the FHLB and other borrowings	1,091,118	1,091,011	—	1,091,011	—
Derivative liabilities - Interest rate contracts	21,547	14,328	—	14,328	—
Clawback liability	—	—	—	—	—

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$107,085	$107,085	$107,085	$—	$—
Available for sale securities	1,359,098	1,359,098	23,594	1,335,504	—
FHLB and other bank stock	66,891	66,891	—	66,891	—
Loans, net	3,906,710	3,959,771	—	—	3,959,771
Loans held for sale	707	707	—	707	—
Loss share indemnification asset	63,168	27,976	—	—	27,976
Due from FDIC	1,735	1,735	—	1,735	—
Bank-owned life insurance	139,829	139,829	—	139,829	—
Derivative assets - Interest rate contracts	14,328	14,328	—	14,328	—
Financial Liabilities:
Deposits	$3,978,535	$3,977,629	$—	$3,977,629	$—
Advances from the FHLB and other borrowings	1,067,981	1,066,764	—	1,066,764	—
Derivative liabilities - Interest rate contracts	14,328	14,328	—	14,328	—
Clawback liability	13,846	13,846	—	—	13,846

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2015 and December 31, 2014, include cash and cash equivalents and due from FDIC.

FHLB and Other Bank Stock:

FHLB and other bank stock can be liquidated only by redemption by the issuer, as there is no market for these securities. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value.

Loans:

Fair values for loans are based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and current discount rates. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable credit risk and include adjustments for liquidity concerns. The ALL is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk. This estimate may not represent an exit value as defined in ASC 820.

Loans Held for Sale:

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loss Share Indemnification Asset:

The fair values of the loss share indemnification asset is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium to take into account the Company’s credit risk, that incorporates the uncertainty related to the amounts and timing of the cash flows and other liquidity concerns as well as the counterparties credit risk. As of March 31, 2015, the Company had no remaining loss share indemnification asset, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

Due from FDIC:

The due from FDIC represents claims submitted to the Federal Deposit Insurance Corporation for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. As of March 31, 2015, the Company had no remaining receivable from the FDIC, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

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

EAAs:

The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities are determined in accordance with the terms of each agreement. As of March 31, 2015, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three month period ended March 31, 2015 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 with the SEC.

In this report, unless the context suggests otherwise, references to “FCB Financial Holdings,” “the Company,” “we,” “us,” “and “our” mean the business of FCB Financial Holdings, Inc. (formerly known as Bond Street Holdings, Inc.) and its wholly-owned subsidiary, Florida Community Bank, National Association, and its consolidated subsidiaries; and references to “the Bank” refer to Florida Community Bank, National Association, and its consolidated subsidiaries. References to the “Old Failed Banks” include Premier American Bank, or Old Premier, Florida Community Bank, or Old FCB, Peninsula Bank, or Old Peninsula, Sunshine State Community Bank, or Old Sunshine, First National Bank of Central Florida, or Old FNBCF, Cortez Community Bank, or Old Cortez, Coastal Bank, or Old Coastal, First Peoples Bank, or Old FPB, in each case, before the acquisition of certain assets and assumption of certain liabilities of each of the Old Failed Banks by the Bank. References to Great Florida Bank, or GFB, refer to such bank before its acquisition by the Bank; Great Florida Bank and the Old Failed Banks are collectively referred to as the Old Banks. References to our Class A Common Stock refer to our Class A voting common stock, par value $0.001 per share; references to our Class B Common Stock refer to our Class B non-voting common stock, par value $0.001 per share; and references to our common stock include, collectively, our Class A Common Stock and our Class B Common Stock.

Cautionary Note Regarding Forward-Looking Information

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based on our historical performance, the historical performance of the Old Banks or on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with any other cautionary statements that are included elsewhere in this report. We do not undertake any obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including but not limited to, those factors described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

You should read this report and the documents that we reference in this report and have filed as exhibits to various reports and registration statements that we have filed with the SEC completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these difference may be material.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting estimates and reporting policies include accounting for the ALL, determining fair value of financial instruments, valuation of goodwill and intangible assets, income taxes and the valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Summary of Significant Accounting Policies” included herein.

Corporate Profile

FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with one wholly-owned national bank subsidiary, Florida Community Bank, National Association. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 51 branches in south and central Florida. The Bank targets retail and commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are generally unavailable to other public companies. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards affecting public companies. We could remain an emerging growth company until the earliest to occur of (a) the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (c) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as (i) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) we have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or Exchange Act, for a period of at least 12 months and (iii) we have filed at least one annual report pursuant to the Exchange Act or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We anticipate the Company will no longer remain an emerging growth company as of the end of the second quarter 2015 as we expect to be deemed a large accelerated filer.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our consolidated balance sheets and income statements, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally.

Results of Operations

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans receivable, including accretion income on acquired loans, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of noninterest income, consisting of income from banking service fees, interest rate swap services, BOLI and recoveries on acquired assets. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.

Net Interest Income

Net interest income, a significant contributor to our revenues and net income, represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread, (4) our net interest margin and (5) our provision for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Our acquisitions in 2010 and 2011 and our January 31, 2014 acquisition of GFB, produce a portion of our interest income from the accretable discounts on acquired loans. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the fair value discounts on our acquired loans, which will also affect our net interest spread, net interest margin and net interest income. We measure net interest income before and after the provision for loan losses required to maintain our ALL at acceptable levels.

Noninterest Income

Our noninterest income includes the following:

•	Service charges and fees;

•	Interest rate swap services;

•	BOLI income;

•	Accretion income and amortization expense from FDIC loss share indemnification asset and clawback liability;

•	Reimbursement of expenses on assets covered by loss sharing agreements;

•	Income from resolution of acquired assets; and

•	Net gains and losses from the sale of OREO assets and investment securities

Noninterest Expense

Our noninterest expense includes the following:

•	Salaries and employee benefits;

•	Occupancy and equipment expenses;

•	Other real estate and acquired loan resolution related expenses;

•	Professional services;

•	Data processing and network expense;

•	Regulatory assessments and insurance; and

•	Amortization of intangibles

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

Asset Quality

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our ALL, discounts and reserves for unfunded loan commitments, the diversification and quality of loan and investment portfolios, the extent of counterparty risks and credit risk concentrations.

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

Performance Highlights

Operating and financial highlights for the three months ended March 31, 2015 include the following:

•	Net interest income of $48.9 million, an increase of 27.5% year-over-year

•	Total loan portfolio grew sequentially at an annualized rate of 19.6%

•	Demand deposits grew to 18.7% of total deposits during the quarter

•	ROA and Core ROA were (1.13)% and 1.21%, respectively. Core ROA increased 37 basis points from fourth quarter 2014

•	Tangible book value per share was $18.30

•	On March 4, 2015, the Bank entered into agreements with the FDIC which terminated all existing loss share agreements with the FDIC, and the Bank made a payment of $14.8 million to the FDIC as consideration for the early termination of the loss share agreements

•	As a result of early termination of loss share agreements with the FDIC, the company recorded a one-time charge of approximately $40.3 million on a tax effected basis, or $65.5 million on a pre-tax basis

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.

Analysis of Results of Operations

The Company reported a net loss to common stockholders of $16.9 million, which generated diluted EPS of $(0.41) in the first quarter of 2015. Net income available to common stockholders for the same period of 2014 totaled $3.5 million, which generated diluted EPS of $0.10. The decrease in earnings was primarily driven by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of the FDIC loss share agreements. The Company’s results of operations for the first quarter of 2015 produced an annualized return on average assets of (1.13%) and an annualized return on average common stockholders’ equity of (7.97%) compared to prior year ratios of 0.30% and 1.98%, respectively.

Net Interest Income and Net Interest Margin

Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, FHLB advances and other borrowings.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$78,344	$33	0.17%	$126,136	$68	0.22%
New loans	3,179,879	26,585	3.34%	1,814,109	16,381	3.61%
Acquired loans (4)	796,571	16,721	8.40%	834,093	18,471	8.86%
Investment securities	1,483,886	12,110	3.26%	1,517,598	9,998	2.64%

Total interest-earning assets	5,538,680	55,449	4.00%	4,291,936	44,918	4.19%

Non-earning assets:
FDIC loss share indemnification asset (5)	44,045			85,998
Noninterest-earning assets	456,245			347,185

Total assets	$6,038,970			$4,725,119

Interest-bearing liabilities:
Interest-bearing demand deposits	$141,879	$132	0.38%	$—	$—	0.00%
Interest-bearing NOW accounts	392,318	336	0.35%	99,470	36	0.15%
Savings and money market accounts	1,843,078	2,454	0.54%	1,552,067	1,883	0.49%
Time deposits (6)	1,146,475	2,663	0.94%	1,411,137	3,390	0.97%
FHLB advances and other borrowings (6)	1,032,908	980	0.38%	548,267	1,264	0.92%

Total interest-bearing liabilities	$4,556,658	$6,565	0.58%	$3,610,941	$6,573	0.74%

Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	$569,304			$352,994
Other liabilities	53,997			38,963
Stockholders’ equity	859,011			722,221

Total liabilities and stockholders’ equity	$6,038,970			$4,725,119

Net interest income		$48,884			$38,345

Net interest spread			3.42%			3.45%

Net interest margin			3.58%			3.62%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include tax equivalent adjustments.
(3)	Average rates are presented on an annualized basis.
(4)	Includes loans on nonaccrual status.
(5)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(6)	Interest expense includes the impact from premium amortization.

Changes in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the prior period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes in both volume and rate have been allocated to these two categories based on the proportionate absolute changes in each category. Yields have been calculated on a pre-tax basis.

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Three Months Ended March 31, 2015 compared to 2014
	Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(22)	$(13)	$(35)
New loans	18,133	(7,929)	10,204
Acquired loans (1)	(811)	(939)	(1,750)
Investment securities	(1,445)	3,557	2,112

Total change in interest income	$15,855	$(5,324)	$10,531

Interest-bearing liabilities:
Interest-bearing demand deposits	$132	$—	$132
Interest-bearing NOW accounts	205	95	300
Savings and money market accounts	375	196	571
Time deposits (2)	(618)	(109)	(727)
FHLB advances and other borrowings (2)	3,400	(3,684)	(284)

Total change in interest expenses	3,494	(3,502)	(8)

Total change in net interest income	$12,361	$(1,822)	$10,539

(1)	Includes loans on nonaccrual status.
(2)	Interest expense includes the impact from premium amortization.
(3)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

First Quarter 2015 compared to First Quarter 2014

Net interest income was $48.9 million for the first quarter of 2015, an increase of 27.5% compared to $38.3 million for the same period in 2014. The increase in net interest income reflects a $10.5 million increase in interest income, while interest expense remained flat over the period. For the three months ended March 31, 2015, average earning assets increased by $1.25 billion, or 29.0%, compared to the same period of the prior year, while average interest-bearing liabilities increased $945.7 million, or 26.2%, compared to the three months ended March 31, 2014. The increase in interest income for the first quarter of 2015 was primarily due to a $10.2 million increase in interest income on New loans due to growth in the New loan portfolio. The average balance of New loans increased $1.37 billion, which offset the negative impact of the reduction in the average interest rate on New loans of 27 basis points. Interest income on acquired loans decreased $1.8 million for the three months ended March 31, 2015 compared to the first quarter of 2014, primarily driven by a reduction in the average interest rate on acquired loans of 46 basis points and a decrease in the average balance of loans of $37.5 million due to runoff of the acquired loan portfolio.

Interest expense on deposits increased $276 thousand for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a $461 million, or 15.1%, increase in the average balance of interest-bearing deposits. The cost of deposits improved to 55 basis points for the period due to the continued run-off of the wholesale and longer-term time deposits assumed in the acquisitions as well as growth in demand deposits. The average rate paid on time deposits, including the impact of premium amortization, was 0.94% and 0.97% for the three months ended March 31, 2015 and 2014, respectively. Interest expense on FHLB advances and other borrowings totaled $980 thousand for the three months ended March 31, 2015 as compared to $1.3 million for the three months ended March 31, 2014. The decrease was primarily due to a 54 basis point decrease in average rate paid on borrowings, partially offset by an increase in the average balance of FHLB advances and other borrowings of $484.6 million.

The net interest margin for the three months ended March 31, 2015 was 3.58%, a decline of 4 basis points compared to 3.62% for the three months ended March 31, 2014. The average yield on interest-earning assets declined by 19 basis points for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, while the average rate paid on interest-bearing liabilities decreased by 16 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances. The average rate on the acquired loan portfolio was 8.40% for the three months ended March 31, 2015, down from 8.86% for the three months ended March 31, 2014.

Provision for Loan Losses

First Quarter 2015 compared to First Quarter 2014

The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses increased by $259 thousand, or 23.8%, to $1.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Provision for loan loss expense for the three months ended March 31, 2015 included a $1.3 million provision related to New loans and a $73 thousand provision for the acquired loan portfolio.

Net recoveries were $284 thousand for the first quarter of 2015, in comparison to net charge-offs of $329 thousand for the same period of 2014. The decrease in net charge-offs was due to resolution of acquired loans. Net recoveries were 0.03% of average loans on an annualized basis for the first quarter of 2015 compared to net charge-offs of 0.05% of average loans for the same period of 2014. There were no new loan portfolio charge-offs in the first quarter of 2015 and no nonperforming New loans in the portfolio as of March 31, 2015.

Noninterest Income

The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$757	$738
Loan and other fees	2,497	716
Bank-owned life insurance income	1,097	818
FDIC loss share indemnification loss	(65,529)	(4,992)
Income from resolution of acquired assets	3,372	1,037
Gain (loss) on sales of other real estate owned	1,565	431
Gain (loss) on investment securities	1,007	2,495
Other noninterest income	1,145	1,305

Total noninterest income	$(54,089)	$2,548

First Quarter 2015 compared to First Quarter 2014

The Company reported noninterest income of $(54.1) million for the three months ended March 31, 2015 a decrease of $56.6 million compared to the three months ended March 31, 2014. The decrease was primarily due to the early termination of the FDIC loss share agreements, decrease in gains on investment securities partially offset by an increase in income from resolution of acquired assets, increased loan and other fees income, and an increase in gains on sale of OREO.

During the three months ended March 31, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss as compared to $5.0 million for the three months ended March 31, 2014. The increase was driven primarily by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements.

Net gain on investment securities totaled $1.0 million for the three months ended March 31, 2015, a decrease of $1.5 million, or 59.6%, compared to $2.5 million for the three months ended March 31, 2014. The decrease was the result of the lower volume of investment security sales.

Recoveries recognized for the three months ended March 31, 2015 totaled $3.4 million and were recognized through earnings as received, compared to $1.0 million for the three months ended March 31, 2014.

Loan and other fees totaled $2.5 million for the three months ended March 31, 2015, an increase of $1.8 million compared to the three months ended March 31, 2014. The increase was primarily due to an increase in interest rate swap service fees of $1.3 million and an increase in secondary market fee income of $284 thousand.

Net gain on sales of OREO increased by $1.1 million, or 263.1%, to $1.6 million for the three months ended March 31, 2015. The increase is primarily attributable to improved market conditions.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$16,575	$16,420
Occupancy and equipment expenses	3,277	3,433
Loan and other real estate related expenses	2,076	3,761
Professional services	1,406	1,832
Data processing and network	2,718	3,210
Regulatory assessments and insurance	2,119	1,774
Amortization of intangibles	424	416
Other operating expenses	2,055	3,620

Total noninterest expense	$30,650	$34,466

First Quarter 2015 compared to First Quarter 2014

The Company reported noninterest expense of $30.7 million for the three months ended March 31, 2015 a decrease of $3.8 million, or 11.1%, compared to the three months ended March 31, 2014. The decrease for the period was primarily due to decreased loan and other real estate related expenses of $1.7 million and decreased other operating expenses of $1.6 million.

OREO and acquired asset resolution expenses decreased by $1.7 million, or 44.8%, for the first quarter of 2015 compared to the prior period due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

Other operating expenses decreased $1.6 million for the three months ended March 31, 2015, primarily due to decreased directors’ fees of $1.2 million and a decrease in EAA value changes of $248 thousand.

Provision for Income Taxes

First Quarter 2015 compared to First Quarter 2014

The income tax benefit for the three months ended March 31, 2015 totaled $20.3 million, an increase of $22.1 million compared to an income tax expense of $1.8 million for the three months ended March 31, 2014. The increase in income tax benefit was primarily due to a loss before income taxes of $37.2 million for the three months ended March 31, 2015. The effective income tax rate for the three months ended March 31, 2015 was a tax benefit of 54.6%, compared to the tax expense rate of 33.9% for the three months ended March 31, 2014. This increase primarily reflects the impact of the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements.

Analysis of Financial Condition

Total assets were $6.22 billion at March 31, 2015, an increase of $259.5 million, or 4.4%, from December 31, 2014. The increase in total assets includes an increase of $187.8 million in net loans, of which New loans increased $251.0 million over the period. Acquired loans decreased by $61.6 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $1.51 billion at March 31, 2015, an increase of $87.1 million from December 31, 2014. The remaining increase in total assets was mainly due to increases in deferred tax assets of $22.2 million and other assets of $22.2 million which were offset by a decrease in the FDIC loss share indemnification asset of $63.2 million and a decrease in the FDIC receivables of $1.7 million.

Investment Securities

The Company’s investment policy has been established by the Board of Directors and dictates that investment decisions will be made based on, among other things, the safety of the investment, liquidity requirements, interest rate risk, potential returns, cash flow targets and consistency with our asset/liability management policy. The Bank’s Investment Committee is responsible for making investment security portfolio decisions in accordance with the established policies and in coordination with the Board’s Asset/Liability Committee. The Bank’s Investment Committee members, and Bank employees under the direction of such committee, have been delegated authority to purchase and sell securities within specified investment policy guidelines. Portfolio performance and activity are reviewed by the Bank’s Investment Committee and full Board of Directors on a periodic basis.

The Bank’s investment policy provides specific limits on investments depending on a variety of factors, including its asset class, issuer, credit rating, size, maturity, etc. The Bank’s current investment strategy includes maintaining a high credit quality, liquid, diversified portfolio invested in fixed and floating rate securities with short- to intermediate-term maturities. The purpose of this approach is to create a safe and sound investment portfolio that minimizes exposure to interest rate and credit risk while providing attractive relative yields given market conditions.

The Company’s investment securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, corporate debt, asset-backed securities and preferred stocks.

Total investment securities increased $87.1 million, or 6.1% compared to December 31, 2014.

No securities were determined to be other-than-temporary impaired (“OTTI”) as of March 31, 2015 or December 31, 2014. All securities at March 31, 2015 and December 31, 2014 were investment grade based on ratings from recognized rating agencies.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of March 31, 2015 and December 31, 2014, the Bank held approximately $65.3 million and $66.9 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2015 and December 31, 2014, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of March 31, 2015
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$5,303	2.59%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	12,562	1.51%	11,827	1.88%	309,002	2.09%	134,883	2.25%
State and municipal obligations	—	—	—	—	—	—	2,040	5.35%
Asset-backed securities	—	—	12,355	3.22%	227,540	2.98%	217,857	2.58%
Corporate bonds and other debt securities	—	—	82,488	3.14%	27,220	4.79%	247,062	4.88%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	140,459	5.54%

Total available for sale	$12,562	1.51%	$106,670	3.01%	$569,065	2.58%	$742,301	3.85%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.

As of March 31, 2015, the effective duration of the Bank’s investment portfolio is estimated to be approximately 3.19 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.

The average balance of the securities portfolio for the quarter ended March 31, 2015 totaled $1.48 billion with an annualized pre-tax yield of 3.26%.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of March 31, 2015 or December 31, 2014.

Loans

Loan concentration

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New Loans:
Commercial real estate	$903,629	21.9%	$853,074	21.7%
Owner-occupied commercial real estate	325,972	7.9%	281,703	7.2%
1-4 single family residential	1,044,480	25.4%	922,657	23.5%
Construction, land and development	248,623	6.0%	232,601	5.9%
Home equity loans and lines of credit	20,459	0.5%	11,826	0.3%

Total real estate loans	$2,543,163	61.7%	$2,301,861	58.6%

Commercial and industrial	805,233	19.6%	795,000	20.2%
Consumer	6,056	0.1%	6,556	0.2%

Total new loans	$3,354,452	81.4%	$3,103,417	79.0%

Acquired ASC 310-30 Loans:
Commercial real estate	309,758	7.5%	$336,935	8.6%
1-4 single family residential	77,685	1.9%	86,308	2.2%
Construction, land and development	56,403	1.4%	66,700	1.7%

Total real estate loans	$443,846	10.8%	$489,943	12.5%

Commercial and industrial	63,441	1.5%	67,498	1.7%
Consumer	2,588	0.1%	2,803	0.1%

Total Acquired ASC 310-30 Loans	$509,875	12.4%	$560,244	14.3%

Acquired Non-ASC 310-30 Loans:
Commercial real estate	69,917	1.7%	$70,146	1.8%
Owner-occupied commercial real estate	13,287	0.3%	14,842	0.4%
1-4 single family residential	97,450	2.4%	102,279	2.6%
Construction, land and development	9,801	0.2%	9,729	0.2%
Home equity loans and lines of credit	52,762	1.3%	54,704	1.4%

Total real estate loans	$243,217	5.9%	$251,700	6.4%

Commercial and industrial	10,825	0.3%	13,548	0.3%
Consumer	680	0.0%	681	0.0%

Total Acquired Non-ASC 310-30 Loans	254,722	6.2%	265,929	6.7%

Total loans	$4,119,049	100.0%	$3,929,590	100.0%

Total loans were $4.12 billion at March 31, 2015, an increase of 4.8% compared to $3.93 billion at December 31, 2014.

Our New loan portfolio increased by 8.1% to $3.35 billion as of March 31, 2015, as compared to $3.10 billion at December 31, 2014. The increase during the three months ended March 31, 2015 was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans.

Acquired loans were $764.6 million at March 31, 2015, a decrease of 7.5% compared to $826.2 million at December 31, 2014. The decrease during the three months ended March 31, 2015 was primarily due to the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccruals loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonperforming Assets (Excluding acquired assets)
Nonaccrual Loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	—	116
Construction, land and development	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial	—	—
Consumer	—	—

Total nonaccrual loans	—	116
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	—	116

Other real estate owned (OREO)	—	—
Other foreclosed property	—	—

Total new nonperforming assets	$—	$116

Nonperforming Acquired Assets
Nonaccrual Loans:
Commercial real estate	$4,825	$4,866
Owner-occupied commercial real estate	97	211
1-4 single family residential	835	1,766
Construction, land and development	724	1,595
Home equity loans and lines of credit	2,754	3,005
Commercial and industrial	6,980	7,851
Consumer	331	—

Total nonaccrual loans	16,546	19,294
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	16,546	19,294

Other real estate owned (OREO)	75,017	74,527
Other foreclosed property	—	—

Total acquired nonperforming assets	$91,563	$93,821

Total nonperforming assets	$91,563	$93,937

Nonaccrual loans totaled $16.5 million at March 31, 2015, a decrease of 14.8% from $19.4 million at December 31, 2014. Excluding acquired loans, there were no nonperforming loans at March 31, 2015, a decrease from $116 thousand at December 31, 2014.

Nonperforming assets totaled $91.6 million at March 31, 2015, a decrease of $2.4 million, or 2.5%, from December 31, 2014. Excluding acquired assets, the Company did not have any nonperforming assets as of March 31, 2015, a decrease from $116 thousand at December 31, 2014.

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

The following table sets forth our asset quality ratios for the periods presented:

	March 31, 2015	December 31, 2014
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.00%	0.00%
New loan ALL to total gross new loans	0.52%	0.52%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	2.16%	2.34%
Covered acquired loans to total gross acquired loans	0.00%	33.09%
Acquired loan ALL to total gross acquired loans	0.94%	0.83%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.40%	0.49%
Nonperforming assets to total assets	1.47%	1.58%
Covered loans to total gross loans	0.00%	6.96%
ALL to nonperforming assets	26.77%	24.36%
ALL to total gross loans	0.60%	0.58%

Analysis of the Allowance for Loan Losses

The ALL reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the ALL includes elements of judgment and subjectivity. As a portion of the Company’s loans were acquired in failed bank acquisitions and were purchased at a substantial discount to their original book value, we segregate loans into three buckets when assessing and analyzing the ALL: New loans, Acquired ASC 310-30 loans, Acquired Non-ASC 310-30 loans.

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	March 31, 2015		December 31, 2014
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$5,309	21.9%	$4,456	21.7%
Owner-occupied commercial real estate	1,191	7.9%	962	7.2%
1-4 single family residential	4,384	25.4%	4,001	23.5%
Construction, land and development	1,542	6.0%	1,723	5.9%
Home equity loans and lines of credit	109	0.5%	70	0.3%

Total real estate loans	12,535	61.7%	11,212	58.6%

Other loans:
Commercial and industrial	4,700	19.6%	4,738	20.2%
Consumer	58	0.1%	62	0.2%

Total other loans	4,758	19.7%	4,800	20.4%

Total new loans	$17,293	81.4%	$16,012	79.0%

Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$3,460	7.5%	$3,255	8.6%
1-4 single family residential	424	1.9%	325	2.2%
Construction, land and development	702	1.4%	658	1.7%

Total real estate loans	4,586	10.8%	4,238	12.5%

Other loans:
Commercial and industrial	953	1.5%	958	1.7%
Consumer	272	0.1%	290	0.1%

Total other loans	1,225	1.6%	1,248	1.8%

Total Acquired ASC 310-30 loans	$5,811	12.4%	$5,486	14.3%

Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$527	1.7%	$495	1.8%
Owner-occupied commercial real estate	61	0.3%	58	0.4%
1-4 single family residential	405	2.4%	414	2.6%
Construction, land and development	68	0.2%	75	0.2%
Home equity loans and lines of credit	289	1.3%	285	1.4%

Total real estate loans	1,350	5.9%	1,327	6.4%

Other loans:
Commercial and industrial	52	0.3%	49	0.3%
Consumer	7	0.0%	6	0.0%

Total other loans	59	0.3%	55	0.3%

Total Acquired Non-ASC 310-30 loans	$1,409	6.2%	$1,382	6.7%

Total loans	$24,513	100.0%	$22,880	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(81)	—	64	(20)	—	(24)	42	(19)
Provision (credit) for non-ASC 310-30 loans	32	3	56	(7)	4	3	1	92
Provision (credit) for New loans	853	229	383	(181)	39	(43)	(4)	1,276

Total provision	804	232	503	(208)	43	(64)	39	1,349

Charge-offs for ASC 310-30 loans	(96)	—	(86)	(56)	—	(30)	(60)	(328)
Charge-offs for non-ASC 310-30 loans	—	—	(65)	—	—	—	—	(65)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(96)	—	(151)	(56)	—	(30)	(60)	(393)

Recoveries for ASC 310-30 loans	382	—	121	120	—	49	—	672
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5

Total recoveries	382	—	121	120	—	54	—	677

Ending ALL balance
ASC 310-30 loans	3,460	—	424	702	—	953	272	5,811
Non-ASC 310-30 loans	527	61	405	68	289	52	7	1,409
New loans	5,309	1,191	4,384	1,542	109	4,700	58	17,293

Balance at March 31, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	—	—	(60)	164	—	(332)	266	38
Provision (credit) for non-ASC 310-30 loans	1	—	—	—	(93)	8	—	(84)
Provision (credit) for New loans	703	59	204	(58)	20	205	3	1,136

Total provision	704	59	144	106	(73)	(119)	269	1,090

Charge-offs for ASC 310-30 loans	(74)	—	—	(801)	—	(78)	(87)	(1,040)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(41)	(24)	—	(65)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(74)	—	—	(801)	(41)	(102)	(87)	(1,105)

Recoveries for ASC 310-30 loans	—	—	—	776	—	—	—	776
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	—	—	—	776	—	—	—	776

Ending ALL balance
ASC 310-30 loans	2,601	—	25	1,124	—	1,929	336	6,015
Non-ASC 310-30 loans	6	5	52	—	5	(10)	—	58
New loans	2,481	430	1,510	776	146	4,058	20	9,421

Balance at March 31, 2014	$5,088	$435	$1,587	$1,900	$151	$5,977	$356	$15,494

As of March 31, 2015, all of our New loans are performing and have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis. Historical loss factors are adjusted for qualitative factors including trends in delinquencies and nonaccruals, production trends, average risk ratings and loan-to-value ratios, current industry conditions, general economic conditions, credit concentrations by portfolio and asset categories and portfolio quality. Other adjustments for qualitative factors may be made to the ALL after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. The Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates.

The ALL increased $1.6 million to $24.5 million at March 31, 2015 from $22.9 million at December 31, 2014, primarily due to the increase in New loans of $251.0 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 26.77% and 0.60% as of March 31, 2015, compared to 24.36% and 0.58% at December 31, 2014. The increase in both ratios was the result of the decrease in the acquired loan portfolio, slightly offset by the increase in the allowance on acquired loans. The allowance coverage ratio on New loans remained flat over the same period.

Net loan recoveries for the first quarter of 2015 totaled $284 thousand, a decrease of 186.3% compared to net loan charge-offs of $329 thousand for the same period of 2014.

FDIC Loss Share Indemnification Asset

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

The Bank paid the FDIC $14.8 million as consideration for the early termination to settle its obligation under the FDIC Clawback Liability. The early termination was recorded in the Bank’s financial statements by removing the FDIC Indemnification Asset receivable, the FDIC Clawback liability and recording a one-time, pre-tax loss on termination of $65.5 million.

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$63,168	$87,229
Termination of FDIC loss sharing agreements	(63,168)	—
Reimbursable expenses	—	1,726
Amortization	—	(5,999)
Income resulting from impairment and charge-off of covered assets, net	—	750
Expense resulting from recoupment and disposition of covered assets, net	—	(1,163)
FDIC claims submissions	—	(1,938)

Balance at end of period	$—	$80,605

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,846	$11,753
Termination of FDIC loss sharing agreements	(13,846)	—
Amortization impact	—	176
Remeasurement impact	—	131

Balance at end of period	$—	$12,060

Other Real Estate Owned

The following table shows the composition of other real estate owned as of the periods presented:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial real estate	$24,636	$22,267
1-4 single family residential	11,982	12,623
Construction, land and development	38,399	39,637

Total	$75,017	$74,527

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$74,527	$34,682
Additions from acquisition	—	54,275
Transfers from loan portfolio	12,667	10,340
Impairments	(104)	(445)
Sales	(12,073)	(12,608)

Balance at end of period	$75,017	$86,244

Total OREO held by the Company was $75.0 million as of March 31, 2015, an increase of $490 thousand from December 31, 2014. The increase in other real estate owned was due to $12.7 million of additions to OREO through loan foreclosures partially offset by OREO sales of $12.1 million.

Deposits

We expect that deposits will be our primary funding source in the future. We expect commercial core deposits will drive core deposit growth.

The following table shows the deposit mix as of the periods presented:

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$595,389	14.1%	$593,025	14.9%
Interest-bearing demand deposits	196,192	4.6%	122,380	3.1%
Interest-bearing NOW accounts	439,400	10.4%	374,399	9.4%
Savings and money market accounts	1,775,550	42.0%	1,811,878	45.5%
Time deposits	1,219,470	28.9%	1,076,853	27.1%

Total deposits	$4,226,001	100.0%	$3,978,535	100.0%

Deposits at March 31, 2015 totaled $4.23 billion, an increase of $247.5 million, or 6.2%, from December 31, 2014. The increase in deposits consisted of a $104.8 million increase in core deposits and a $142.6 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represents 71.1% of total deposits at March 31, 2015, a decrease from 72.9% at December 31, 2014.

The increase in core deposits was primarily due to growth in demand deposits due to retail marketing efforts and commercial relationship growth.

The average rate paid on deposits for the three months ended March 31, 2015 was 0.55%. This represents a decrease of 8 basis points as compared to the average rate paid on deposits of 0.63% for the three months ended March 31, 2014. Continued planned reductions of high cost acquired time deposits and a higher composition of noninterest-bearing deposits drove the decrease in the cost of deposits. The average rate paid on time deposits for the three months ended March 31, 2015 was 0.94%. This represents a decrease of 3 basis points compared to the average rate paid on time deposits of 0.97% for the three months ended March 31, 2014.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

March 31, 2015
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	94,106
After three months through six months	62,970
After six months through twelve months	332,523
After twelve months	312,085

Total	$801,684

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advances	$970,370	$983,686
Securities sold under repurchase agreements	108,295	72,500
Retail repurchase agreements	7,004	5,704

Total contractual outstanding	1,085,669	1,061,890

Fair value adjustment	5,449	6,091

Total borrowings	$1,091,118	$1,067,981

At March 31, 2015, total borrowings were $1.09 billion, an increase of $23.1 million, or 2.2%, from $1.07 at December 31, 2014. The increase in total borrowings was primarily driven by the $35.8 million increase in securities sold under repurchase agreements to fund new loan growth.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$690,120	$579,400
Balance outstanding at end of period	612,120	579,400
Average outstanding during the period	655,676	489,564
Average interest rate during the period	0.24%	0.71%
Average interest rate at the end of the period	0.23%	0.62%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$851,653	$716,114
Net income (loss)	(16,874)	3,528
Stock-based compensation, RSU and warrant expense	1,511	436
Exercise of stock options	670	—
Other	1	—
Other comprehensive income (loss)	9,873	3,791

Balance at end of period	$846,834	$723,869

For the three months ended March 31, 2015 the Company incurred a net loss of $16.9 million, a decrease of $20.4 million, compared to net income of $3.5 million for the three months ended March 31, 2014. The Company’s results of operations for the period ended March 31, 2015 produced an annualized return on average assets of (1.13)% and an annualized return on average common stockholders’ equity of (7.97)% compared to prior year ratios of 0.30% and 1.98%, respectively.

Stockholders’ equity totaled $846.8 million as of March 31, 2015, a decrease of $4.8 million from $851.7 million as of December 31, 2014, primarily driven by a net loss of $16.9 million partially offset by an increase of $9.9 million in accumulated other comprehensive income.

Capital Resources

Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. Information presented for March 31, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At March 31, 2015, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2015 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company and Bank’s regulatory capital ratios are as follows:

	Minimum Capital Requirement	Minimun to be Well Capitalized	March 31, 2015	December 31, 2014
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	12.6%	12.8%
Common equity tier 1 capital ratio	4.5%	6.5%	15.6%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	15.6%	17.0%
Total risk-based capital ratio	8.0%	10.0%	16.1%	17.6%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	10.7%	10.4%
Common equity tier 1 capital ratio	4.5%	6.5%	13.3%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	13.4%	13.9%
Total risk-based capital ratio	8.0%	10.0%	13.9%	14.5%

The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of March 31, 2015 and December 31, 2014, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.

As of March 31, 2015, the Company had a Tier 1 leverage ratio of 12.6%, which provided $452.7 million of excess capital relative to the minimum requirements to be considered well capitalized. As of March 31, 2015, the Bank had a Tier 1 leverage ratio of 10.8%, which provided $333.5 million of excess capital relative to the minimum requirements to be considered well capitalized.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at March 31, 2015, our Company and Bank would exceed the requirements. The capital planning process and position is monitored by the Enterprise Risk Committee.

Liquidity

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. Liquidity risk results from the mismatching of asset and liability cash flows. The Bank’s liquidity needs are primarily met by its cash and securities position, growth in deposits, cash flow from amortizing investment and loan portfolios and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”

The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At March 31, 2015, the Company had additional capacity to borrow from the FHLB of $456.1 million. Also, at March 31, 2015, the Company has unused credit lines with financial institutions of $52.5 million.

We believe the Bank’s cash and liquidity resources generated by operations and deposit growth will be sufficient to satisfy the Bank’s future funding requirements. The Bank’s ongoing liquidity position is monitored by the Asset Liability Committee (“ALCO”) and the Enterprise Risk Committee.

As a holding company, we are a corporation separate and apart from our subsidiary, the Bank, and therefore we provide for our own liquidity. Our main sources of funding include equity capital raised in our offerings of equity securities and dividends paid by the Bank, when applicable, and access to capital markets. We believe these sources will be sufficient to fund our capital needs for the foreseeable future. There are regulatory limitations that affect the ability of the Bank to pay dividends to us. See “Dividend Policy” and “Supervision and Regulation—Regulatory Limits on Dividends and Distributions” in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

The Company approved a stock repurchase program under which the Company is authorized to acquire up to $30 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares.

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

The following table summarizes commitments as of the dates presented:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to fund loans	$381,714	$351,369
Unused lines of credit	256,486	199,880
Commercial and standby letters of credit	7,658	10,223

Total	$645,858	$561,472

Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures

The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the first quarter of 2015 included a $65.5 million one-time pre-tax charge as a result of early termination of all loss share agreements with the FDIC, $5.0 million tax benefit associated with a revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank, $0.2 million in professional services expense related to the termination of FDIC loss share agreements, $0.2 million of severance expense, $0.1 million of other operating expenses and $1.0 million of gain on investment securities.

The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Financial Measures - Core Net Income

(Unaudited)

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands)
Net Income (loss)	$(16,874)	$13,100	$(3,422)	$9,166	$3,528
Pre-tax Adjustments
Noninterest income
Less: Gain on investment securities	1,007	2,377	2,785	4,448	2,495
FDIC loss share indemnification loss	(65,529)	—	—	—	—
Noninterest expense
Salaries and employee benefits	185	1	15,379	—	2,220
Occupancy and equipment	—	—	—	225	—
Loan and other real estate related expenses	—	—	—	—	135
Professional services	245	—	—	—	379
Data processing and network fees	2	—	—	—	893
Regulatory assessments and insurance	—	—	—	—	—
Amortization of intangibles	—	—	—	—	—
Other operating expenses	64	(7)	4,895	1,290	1,467
Taxes
Tax Effect of adjustments (1)	(30,065)	1,881	(4,254)	1,144	(1,014)

Core Net Income	$18,079	$12,599	$9,813	$7,377	$5,113

Average assets	$6,038,970	$5,953,704	$5,738,087	$5,354,260	$4,725,119
ROA (2)	-1.13%	0.87%	-0.24%	0.69%	0.30%
Core ROA (3)	1.21%	0.84%	0.68%	0.55%	0.44%

(1)	Tax effected at marginal income tax rate of 39% except for non tax deductible items. Core tax rate of 35-36% in 2015.
(2)	Return on assets: Annualized net income / average assets
(3)	Core return on assets: Annualized core net income / average assets

Tangible book value per share is defined as total stockholders’ equity reduced by goodwill and other intangible assets divided by total common shares outstanding. This non-GAAP financial measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets.

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Measures - Tangible Book Value Per Share

(Unaudited)

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands, except share and per share data)
Total assets	$6,217,083	$5,957,628	$6,054,944	$5,641,708	$5,167,500
Less:
Goodwill and other intangible assets	88,291	88,615	89,040	89,466	90,317

Tangible assets	$6,128,792	$5,869,013	$5,965,904	$5,552,242	$5,077,183

Total stockholders’ equity	$846,834	$851,653	$835,727	$739,448	$723,869
Less:
Goodwill and other intangible assets	88,291	88,615	89,040	89,466	90,317

Tangible stockholders’ equity	$758,543	$763,038	$746,687	$649,982	$633,552

Shares outstanding	41,443,031	41,409,698	41,409,698	35,892,154	35,892,154
Tangible book value per share	$18.30	$18.43	$18.03	$18.11	$17.65
Average assets	$6,038,970	$5,953,704	$5,738,087	$5,354,260	$4,725,119
Average equity	859,011	844,572	799,167	732,377	722,221
Average goodwill and other intangible assets	88,536	88,835	89,276	90,431	73,427
Tangible average equity to tangible average assets	12.9%	12.9%	12.6%	12.2%	13.9%
Tangible common equity ratio	12.4%	13.0%	12.5%	11.7%	12.5%

Management believes these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. Disclosure of these non-GAAP financial measures is relevant to understanding the capital position and performance of the Company and provides a meaningful base for comparability to other financial institutions. We acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2014 to March 31, 2015. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC.

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

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, statements of income or cash flows. See Note 12 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.26	FCB Financial Holdings, Inc. Executive Incentive Plan (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCB Financial Holdings, Inc.

(Registrant)

Date: May 13, 2015	/s/ Kent S. Ellert Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	/s/ Paul D. Burner Paul D. Burner
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)