Form 10-Q
period 2015-06-30
FCB FINANCIAL HOLDINGS, INC.
filed 2015-08-07
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 37,457,737 shares of Class A Common Stock and 4,129,662 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.

FORM 10-Q

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$32,161	$25,397
Interest-earning deposits in other banks	109,125	81,688
Investment securities:
Available for sale securities, at fair value	1,430,149	1,359,098
Federal Home Loan Bank and other bank stock, at cost	70,505	66,891

Total investment securities	1,500,654	1,425,989

Loans held for sale	4,782	707
Loans:
New loans	3,807,547	3,103,417
Acquired loans ($0 and $273,366 covered by FDIC loss share, respectively)	720,175	826,173
Allowance for loan losses	(27,046)	(22,880)

Loans, net	4,500,676	3,906,710

FDIC loss share indemnification asset	—	63,168
Due from FDIC	—	1,735
Premises and equipment, net	37,641	38,962
Other real estate owned ($0 and $25,130 of foreclosed property covered by FDIC loss share, respectively)	42,654	74,527
Goodwill and other intangible assets	87,884	88,615
Deferred tax assets, net (including valuation allowance of $9,126 and $9,151, respectively)	76,720	47,441
Bank-owned life insurance	140,830	139,829
Other assets	74,071	62,860

Total assets	$6,607,198	$5,957,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$621,845	$593,025
Interest-bearing	2,586,491	2,308,657

Total transaction accounts	3,208,336	2,901,682
Time deposits	1,257,751	1,076,853

Total deposits	4,466,087	3,978,535
Borrowings (including FHLB advances of $1,093,100 and $983,686, respectively)	1,232,893	1,067,981
Other liabilities	50,739	59,459

Total liabilities	5,749,719	5,105,975

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 37,806,869, 35,396,962 issued and 36,849,557, 34,469,650 outstanding	37	36
Class B common stock, par value $0.001 per share; 50 million shares authorized; 4,765,774, 7,132,180 issued and 4,573,642, 6,940,048 outstanding	6	7
Additional paid-in capital	839,265	834,538
Retained earnings	37,646	35,144
Accumulated other comprehensive income (loss)	78	679
Treasury stock, at cost; 957,312, 927,312 Class A and 192,132, 192,132 Class B common shares	(19,553)	(18,751)

Total stockholders’ equity	857,479	851,653

Total liabilities and stockholders’ equity	$6,607,198	$5,957,628

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$44,202	$37,833	$87,508	$72,685
Interest and dividends on investment securities	13,169	10,566	25,279	20,564
Other interest income	40	53	73	121

Total interest income	57,411	48,452	112,860	93,370

Interest expense:
Interest on deposits	5,991	5,833	11,576	11,142
Interest on borrowings	1,246	1,466	2,226	2,730

Total interest expense	7,237	7,299	13,802	13,872

Net interest income	50,174	41,153	99,058	79,498
Provision for loan losses	2,470	3,236	3,819	4,326

Net interest income after provision for loan losses	47,704	37,917	95,239	75,172

Noninterest income:
Service charges and fees	778	707	1,535	1,445
Loan and other fees	1,906	2,569	4,403	3,285
Bank-owned life insurance income	1,097	1,038	2,194	1,856
FDIC loss share indemnification loss	—	(5,247)	(65,529)	(10,239)
Income from resolution of acquired assets	2,898	1,692	6,270	2,729
Gain (loss) on sales of other real estate owned	5,605	(359)	7,170	72
Gain (loss) on investment securities	761	4,448	1,768	6,943
Other noninterest income	1,107	1,842	2,252	3,147

Total noninterest income	14,152	6,690	(39,937)	9,238

Noninterest expense:
Salaries and employee benefits	17,856	13,411	34,431	29,831
Occupancy and equipment expenses	3,806	3,777	7,083	7,210
Loan and other real estate related expenses	1,425	3,338	3,501	7,099
Professional services	1,189	1,352	2,595	3,184
Data processing and network	2,801	2,357	5,519	5,567
Regulatory assessments and insurance	2,092	1,920	4,211	3,694
Amortization of intangibles	407	443	831	859
Other operating expenses	2,471	4,146	4,526	7,766

Total noninterest expense	32,047	30,744	62,697	65,210

Income (loss) before income tax expense (benefit)	29,809	13,863	(7,395)	19,200
Income tax expense (benefit)	10,433	4,697	(9,897)	6,506

Net income (loss)	$19,376	$9,166	$2,502	$12,694

Earnings (loss) per share:
Basic	$0.47	$0.26	$0.06	$0.35
Diluted	$0.45	$0.26	$0.06	$0.35

Weighted average shares outstanding:
Basic	41,428,588	35,892,154	41,425,240	35,892,154
Diluted	43,106,131	35,896,207	42,752,814	35,896,257

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$19,376	$9,166	$2,502	$12,694
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $6,121, $(4,894), $(501) and $(7,606), respectively	(9,747)	7,791	799	12,109
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $456, $1,148, $879, and $1,480, respectively	(727)	(1,830)	(1,400)	(2,357)

Total other comprehensive income (loss)	(10,474)	5,961	(601)	9,752

Total comprehensive income (loss)	$8,902	$15,127	$1,901	$22,446

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B

Balance as of January 1, 2014	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114
Net income (loss)	—	—	—	—	—	12,694	—	—	12,694
Exchange of B shares to A shares	68,499	(68,499)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	888	—	—	—	888
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,752	9,752

Balance as of June 30, 2014	28,133,501	7,758,653	$29	$8	$724,519	$25,466	$(18,751)	$8,177	$739,448

Balance as of January 1, 2015	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income (loss)	—	—	—	—	—	2,502	—	—	2,502
Exchange of B shares to A shares	2,366,406	(2,366,406)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	3,874	—	—	—	3,874
Treasury stock purchase	(30,000)						(802)		(802)
Exercise of stock options	43,501				873				873
Other	—	—	—	—	(20)	—	—	—	(20)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(601)	(601)

Balance as of June 30, 2015	36,849,557	4,573,642	$37	$6	$839,265	$37,646	$(19,553)	$78	$857,479

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,502	$12,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	3,819	4,326
Amortization of intangible assets	831	859
Depreciation and amortization of premises and equipment	1,940	1,871
Amortization of discount on loans	(1,833)	(1,629)
Net amortization (accretion) of premium (discount) on investment securities	1,094	1,113
Net amortization (accretion) of premium (discount) on time deposits	(258)	(837)
Net amortization (accretion) on FHLB advances and other borrowings	(1,292)	(554)
Impairment of other real estate owned	173	732
FDIC loss share indemnification loss	65,529	10,239
(Gain) loss on investment securities	(1,768)	(6,943)
(Gain) loss on sale of loans	—	(562)
(Gain) loss on sale of other real estate owned	(7,170)	(72)
(Gain) loss on sale of premises and equipment	112	18
Deferred tax expense	(30,386)	—
Stock-based compensation and warrant expense	3,442	888
Increase in cash surrender value of BOLI	(2,194)	(1,856)
Net change in operating assets and liabilities:
Net change in loans held for sale	(4,075)	(1,492)
Collection from FDIC on loss share indemnification asset	—	5,597
Settlement of FDIC loss share agreement	(14,815)	—
Net change in other assets	(3,021)	(8,669)
Net change in other liabilities	(5,741)	6,971

Net cash provided by (used in) operating activities	6,889	22,694

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(462,125)	(840,453)
Sales of investment securities available for sale	318,927	515,359
Paydown and maturities of investment securities held to maturity	—	372
Paydown and maturities of investment securities available for sale	76,680	87,104
Purchase of FHLB and other bank stock	(36,852)	(39,785)
Sales of FHLB and other bank stock	33,238	19,644
Net cash paid in acquisition	—	(14,073)
Net change in loans	(369,060)	(419,417)
Purchase of loans	(241,727)	(72,504)
Proceeds from sale of loans	—	23,329
Purchase of bank-owned life insurance	—	(40,000)
Proceeds from sale of other real estate owned	53,705	20,988
Purchase of premises and equipment	(731)	(443)
Proceeds from life insurance	1,193	—

Net cash provided by (used in) investing activities	(626,752)	(759,879)

Cash Flows From Financing Activities:
Net change in deposits	487,810	301,594
Net change in FHLB advances and other borrowings	109,414	328,485
Net change in repurchase agreements	56,790	(1,166)
Repurchase of stock	(802)	—
Exercise of stock options	873	—
Other financing costs	(21)	(335)

Net cash provided by (used in) financing activities	654,064	628,578

Net Change in Cash and Cash Equivalents	34,201	(108,607)

Cash and Cash Equivalents at Beginning of Period	107,085	239,217

Cash and Cash Equivalents at End of Period	$141,286	$130,610

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,768	$13,191
Income taxes paid	4,786	5,816
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$14,835	$12,869
Fair value of assets acquired	—	957,324
Goodwill recorded	—	47,355
Liabilities assumed	—	962,194
Securities purchased not settled	5,020	41,601
Securities sold not settled	430	—

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nature of Operations

FCB Financial Holdings, Inc., formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 48 banking centers located in Florida at June 30, 2015.

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

For the 2014 Consolidated Statements of Cash Flows, the Company reclassified $41.6 million to investing activities from operating activities related to the settlement of investment securities and $14.7 million to operating activities from investing activities related to accretion income on acquired loans. In addition, the Company reclassified cash collections of $5.6 million from the FDIC on loss share indemnification assets from investing activities to operating activities.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidated Analysis (ASC 810, Consolidation)” which amends the consolidation requirements of ASC 810 by reducing the number of consolidation models. The guidance places more emphasis on risk of loss when determining a controlling financial interest; reduces the frequency of the application of related-party guidance when determining a controlling financial interest and changes the consolidation requirements of limited partnerships. For public entities, this guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, including emerging growth companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. A reporting entity may apply the amendments in this ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations and cash flows but does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASC 225-20, Extraordinary and Unusual Items)” which eliminates the concept of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for all entities. Under the ASU, extraordinary items will no longer be segregated from the results of ordinary operations and presented separately on the consolidated financial statements. The amendments may be applied prospectively or retrospectively to all prior periods. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
June 30, 2015		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$5,306	$98	$—	$5,404
U.S. Government agencies and sponsored enterprises mortgage-backed securities	375,061	3,743	522	378,282
State and municipal obligations	2,040	190	—	2,230
Asset-backed securities	456,912	2,438	1,612	457,738
Corporate bonds and other debt securities	419,553	2,786	5,078	417,261
Preferred stock and other equity securities	171,150	343	2,259	169,234

Total available for sale	$1,430,022	$9,598	$9,471	$1,430,149

	Amortized Cost	Unrealized		Fair Value
December 31, 2014		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$6,078	$18	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	497,384	5,172	904	501,652
State and municipal obligations	2,039	238	—	2,277
Asset-backed securities	482,969	1,424	6,192	478,201
Corporate bonds and other debt securities	256,155	3,024	496	258,683
Preferred stock and other equity securities	113,367	261	1,439	112,189

Total available for sale	$1,357,992	$10,137	$9,031	$1,359,098

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits. The carrying value of all pledged securities totaled $761.8 million and $685.3 million at June 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

June 30, 2015	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	81,627	81,677
Due after five years through ten years	73,077	72,375
Due after ten years	266,889	265,439
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	837,279	841,424
Preferred stock and other equity securities	171,150	169,234

Total available for sale	$1,430,022	$1,430,149

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	37,102	292	14,510	230	51,612	522
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	106,790	396	87,596	1,216	194,386	1,612
Corporate bonds and other debt securities	269,281	5,078	—	—	269,281	5,078
Preferred stock and other equity securities	126,072	2,044	9,788	215	135,860	2,259

Total available for sale	$539,245	$7,810	$111,894	$1,661	$651,139	$9,471

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	71,539	330	43,090	574	114,629	904
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	337,123	5,143	31,898	1,049	369,021	6,192
Corporate bonds and other debt securities	78,487	496	—	—	78,487	496
Preferred stock and other equity securities	53,064	737	10,606	702	63,670	1,439

Total available for sale	$540,213	$6,706	$85,594	$2,325	$625,807	$9,031

At June 30, 2015, the Company’s security portfolio consisted of 287 securities, of which 118 securities were in an unrealized loss position. A total of 92 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates. All securities available for sale at June 30, 2015 and December 31, 2014 were investment grade based on ratings from recognized rating agencies.

The Company monitors its investment securities for other-than-temporary impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, with the relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at June 30, 2015. The following describes the basis under which the Company has evaluated OTTI:

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

Corporate Bonds and Asset Backed Securities:

Securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

Preferred Stock and Other Equity Investments:

The unrealized losses associated with preferred stock and other equity investments in large U.S. financial institutions are primarily driven by changes in interest rates. These securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

Gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross realized gains	$849	$5,203	$1,961	$7,897
Gross realized losses	(844)	(824)	(913)	(1,012)

Net realized gains (losses)	$5	$4,379	$1,048	$6,885

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

The following tables summarize the Company’s loans by portfolio segment as of the periods presented, net of deferred fees, costs, and premium and discount:

	Covered Loans		Non-Covered Loans
June 30, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$—	$—	$286,337	$62,473	$942,424	$1,291,234
Owner-occupied commercial real estate	—	—	—	19,860	400,438	420,298
1-4 single family residential	—	—	76,849	86,754	1,248,625	1,412,228
Construction, land and development	—	—	55,453	8,610	349,659	413,722
Home equity loans and lines of credit	—	—	—	52,971	22,798	75,769

Total real estate loans	$—	$—	$418,639	$230,668	$2,963,944	$3,613,251

Other loans:
Commercial and industrial	$—	$—	$58,045	$9,654	$837,270	$904,969
Consumer	—	—	2,524	645	6,333	9,502

Total other loans	—	—	60,569	10,299	843,603	914,471

Total loans held in portfolio	$—	$—	$479,208	$240,967	$3,807,547	$4,527,722

Allowance for loan losses						(27,046)

Loans held in portfolio, net						$4,500,676

	Covered Loans		Non-Covered Loans
December 31, 2014	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$155,050	$6,202	$181,885	$63,944	$853,074	$1,260,155
Owner-occupied commercial real estate	—	2,411	—	12,431	281,703	296,545
1-4 single family residential	34,297	7,286	52,011	94,993	922,657	1,111,244
Construction, land and development	19,903	—	46,797	9,729	232,601	309,030
Home equity loans and lines of credit	—	10,785	—	43,919	11,826	66,530

Total real estate loans	$209,250	$26,684	$280,693	$225,016	$2,301,861	$3,043,504

Other loans:
Commercial and industrial	$32,531	$4,308	$34,967	$9,240	$795,000	$876,046
Consumer	557	36	2,246	645	6,556	10,040

Total other loans	33,088	4,344	37,213	9,885	801,556	886,086

Total loans held in portfolio	$242,338	$31,028	$317,906	$234,901	$3,103,417	$3,929,590

Allowance for loan losses						(22,880)

Loans held in portfolio, net						$3,906,710

(1)	Balance includes $(5.6) million and $3.6 million of deferred fees, costs, and premium and discount as of June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the unpaid principal balances (“UPB”) of ASC 310-30 loans were $620.0 million and $725.9 million, respectively. At June 30, 2015 and December 31, 2014, the Company had pledged loans as collateral for FHLB advances of $1.83 billion and $1.63 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2015 totaled $10.3 million. The Company held $438.5 million and $445.6 million of syndicated national loans as of June 30, 2015 and December 31, 2014, respectively.

During the three and six months ended June 30, 2015, the Company purchased approximately $144.0 million and $233.6 million, respectively, in residential mortgage loans from third parties. During the three and six months ended June 30, 2014, the Company purchased approximately $71.2 million in residential mortgage loans from third parties.

During the three and six months ended June 30, 2015, the Company sold approximately $11.6 million and $19.5 million, respectively, in loans to third parties. During the three and six months ended June 30, 2014, the Company sold approximately $26.2 million and $28.9 million, respectively, in loans to third parties.

The accretable discount on ASC 310-30 loan pools represents the amount by which the undiscounted expected cash flows on such pools exceed its carrying value. The increase in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $9.8 million and $13.0 million in non-accretable difference to accretable discount during the six months ended June 30, 2015 and 2014, respectively.

Changes in accretable discount for ASC 310-30 loans for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Balance at January 1,	$156,197	$148,501
Additions to accretable discount from GFB acquisition	—	40,444
Accretion	(23,667)	(31,231)
Reclassifications from non-accretable difference	9,760	13,030

Balance at June 30,	$142,290	$170,744

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The Company’s accounting method for loans and the corresponding allowance for loan losses (“ALL”) differs depending on whether the loans are New or Acquired. The Company assesses and monitors credit risk and portfolio performance using distinct methodologies for Acquired loans, both ASC 310-30 Loans and Non-ASC 310-30 Loans, and New loans. Within each of these portfolios, the Company further disaggregates the portfolios into the following segments: Commercial real estate, Owner-occupied commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer. The ALL reflects management’s estimate of probable credit losses inherent in each of the segments.

Changes in the ALL by loan class and portfolio segment for the three and six months ended June 30, 2015 and 2014 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513

Provision (credit) for ASC 310-30 loans	(784)	—	(63)	(178)	—	143	115	(767)
Provision for non-ASC 310-30 loans	848	(7)	(7)	(12)	143	(11)	(1)	953
Provision for New loans	383	303	755	633	22	183	5	2,284

Total provision	447	296	685	443	165	315	119	2,470

Charge-offs for ASC 310-30 loans	(109)	—	(121)	—	—	(45)	—	(275)
Charge-offs for non-ASC 310-30 loans	—	—	(63)	—	—	—	—	(63)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(109)	—	(184)	—	—	(45)	—	(338)

Recoveries for ASC 310-30 loans	18	—	30	269	—	82	—	399
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	2	—	2

Total recoveries	18	—	30	269	—	84	—	401

Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579

Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2014	$5,088	$435	$1,587	$1,900	$151	$5,977	$356	$15,494

Provision (credit) for ASC 310-30 loans	191	—	212	(31)	—	(539)	(34)	(201)
Provision for non-ASC 310-30 loans	2	2	(45)	—	89	16	32	96
Provision for New loans	982	369	702	499	(65)	849	5	3,341

Total provision	1,175	371	869	468	24	326	3	3,236

Charge-offs for ASC 310-30 loans	—	—	(30)	(444)	—	(32)	(4)	(510)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(62)	—	(29)	(91)
Charge-offs for New loans	—	—	—	—	—	(348)	—	(348)

Total charge-offs	—	—	(30)	(444)	(62)	(380)	(33)	(949)

Recoveries for ASC 310-30 loans	91	—	—	11	—	1	—	103
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	91	—	—	11	—	1	—	103

Ending ALL balance
ASC 310-30 loans	2,883	—	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	8	7	7	—	32	6	3	63
New loans	3,463	799	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$6,354	$806	$2,426	$1,935	$113	$5,924	$326	$17,884

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(865)	—	1	(198)	—	119	157	(786)
Provision (credit) for non-ASC 310-30 loans	880	(4)	49	(19)	147	(8)	—	1,045
Provision (credit) for New loans	1,236	532	1,138	452	61	140	1	3,560

Total provision	1,251	528	1,188	235	208	251	158	3,819

Charge-offs for ASC 310-30 loans	(205)	—	(207)	(56)	—	(75)	(60)	(603)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	—	—	—	(128)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(205)	—	(335)	(56)	—	(75)	(60)	(731)

Recoveries for ASC 310-30 loans	400	—	151	389	—	131	—	1,071
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	7	—	7

Total recoveries	400	—	151	389	—	138	—	1,078

Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579

Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	191	—	152	133	—	(871)	232	(163)
Provision (credit) for non-ASC 310-30 loans	3	2	(45)	—	(4)	24	32	12
Provision (credit) for New loans	1,685	428	906	441	(45)	1,054	8	4,477

Total provision	1,879	430	1,013	574	(49)	207	272	4,326

Charge-offs for ASC 310-30 loans	(74)	—	(30)	(1,245)	—	(110)	(91)	(1,550)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(103)	(24)	(29)	(156)
Charge-offs for New loans	—	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	—	(30)	(1,245)	(103)	(482)	(120)	(2,054)

Recoveries for ASC 310-30 loans	91	—	—	787	—	1	—	879
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	91	—	—	787	—	1	—	879

Ending ALL balance
ASC 310-30 loans	2,883	—	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	8	7	7	—	32	6	3	63
New loans	3,463	799	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$6,354	$806	$2,426	$1,935	$113	$5,924	$326	$17,884

Credit Quality Indicators

In evaluating credit risk, the Company looks at multiple factors; however, management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity loans and lines of credit and consumer loans. Delinquency statistics are updated at least monthly.

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
June 30, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	—	—	—	—	—

Other loans:
Commercial and industrial	—	—	—	14	14
Consumer	—	—	—	—	—

Total other loans	—	—	—	14	14

Total new loans	$—	$—	$—	$14	$14

Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,865	$4,865
Owner-occupied commercial real estate	—	—	—	5	5
1-4 single family residential	—	—	—	1,649	1,649
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	153	288	—	2,806	3,247

Total real estate loans	153	288	—	9,325	9,766

Other loans:
Commercial and industrial	—	—	—	736	736
Consumer	—	—	—	—	—

Total other loans	—	—	—	736	736

Total acquired loans	$153	$288	$—	$10,061	$10,502

	Accruing
December 31, 2014	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	6,206	727	—	116	7,049
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	6,206	727	—	116	7,049

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$6,206	$727	$—	$116	$7,049

Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,866	$4,866
Owner-occupied commercial real estate	—	—	—	211	211
1-4 single family residential	1,877	86	—	1,766	3,729
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	384	456	—	3,005	3,845

Total real estate loans	2,261	542	—	9,848	12,651

Other loans:
Commercial and industrial	—	192	—	1,222	1,414
Consumer	14	—	—	—	14

Total other loans	14	192	—	1,222	1,428

Total acquired loans	$2,275	$734	$—	$11,070	$14,079

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

The following table summarizes the Company’s Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$942,394	$—	$30	$—
Owner-occupied commercial real estate	400,438	—	—	—
Construction, land and development	349,659	—	—	—
Commercial and industrial	837,256	—	14	—

Total new loans	$2,529,747	$—	$44	$—

Acquired loans:
Commercial real estate	$57,126	$102	$5,245	$—
Owner-occupied commercial real estate	19,662	96	102	—
Construction, land and development	8,610	—	—	—
Commercial and industrial	6,886	1,718	1,050	—

Total acquired loans	$92,284	$1,916	$6,397	$—

December 31, 2014	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$853,044	$—	$30	$—
Owner-occupied commercial real estate	281,703	—	—	—
Construction, land and development	232,601	—	—	—
Commercial and industrial	795,000	—	—	—

Total new loans	$2,162,348	$—	$30	$—

Acquired loans:
Commercial real estate	$65,173	$107	$4,866	$—
Owner-occupied commercial real estate	13,822	421	599	—
Construction, land and development	9,729	—	—	—
Commercial and industrial	9,184	2,147	2,217	—

Total acquired loans	$97,908	$2,675	$7,682	$—

Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
June 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$942,424	$—	$—	$5,692	$—
Owner-occupied commercial real estate	—	400,438	—	—	1,494	—
1-4 single family residential	—	1,248,625	—	—	5,139	—
Construction, land and development	—	349,659	—	—	2,175	—
Home equity loans and lines of credit	—	22,798	—	—	131	—

Total real estate loans	$—	$2,963,944	$—	$—	$14,631	$—

Other loans
Commercial and industrial	$—	$837,270	$—	$—	$4,885	$—
Consumer	—	6,333	—	—	63	—

Total other loans	$—	$843,603	$—	$—	$4,948	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,755	$57,718	$286,337	$1,028	$347	$2,585
Owner-occupied commercial real estate	—	19,860	—	—	54	—
1-4 single family residential	—	86,754	76,849	—	335	270
Construction, land and development	—	8,610	55,453	—	56	793
Home equity loans and lines of credit	955	52,016	—	177	255	—

Total real estate loans	$5,710	$224,958	$418,639	$1,205	$1,047	$3,648

Other loans
Commercial and industrial	$552	$9,102	$58,045	$—	$41	$1,133
Consumer	—	645	2,524	—	6	387

Total other loans	$552	$9,747	$60,569	$—	$47	$1,520

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$853,074	$—	$—	$4,456	$—
Owner-occupied commercial real estate	—	281,703	—	—	962	—
1-4 single family residential	—	922,657	—	—	4,001	—
Construction, land and development	—	232,601	—	—	1,723	—
Home equity loans and lines of credit	—	11,826	—	—	70	—

Total real estate loans	$—	$2,301,861	$—	$—	$11,212	$—

Other loans
Commercial and industrial	$—	$795,000	$—	$—	$4,738	$—
Consumer	—	6,556	—	—	62	—

Total other loans	$—	$801,556	$—	$—	$4,800	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$4,754	$65,392	$336,935	$174	$321	$3,255
Owner-occupied commercial real estate	—	14,842	—	—	58	—
1-4 single family residential	—	102,279	86,308	—	414	325
Construction, land and development	—	9,729	66,700	—	75	658
Home equity loans and lines of credit	—	54,704	—	—	285	—

Total real estate loans	$4,754	$246,946	$489,943	$174	$1,153	$4,238

Other loans
Commercial and industrial	$—	$13,548	$67,498	$—	$49	$958
Consumer	—	681	2,803	—	6	290

Total other loans	$—	$14,229	$70,301	$—	$55	$1,248

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,755	$5,051	$1,028	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	426	494	177	529	548

Total real estate loans	$5,181	$5,545	$1,205	$529	$548

Other loans
Commercial and industrial	$—	$—	$—	$552	$748
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$552	$748

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$354	$354	$174	$4,400	$4,595
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$354	$354	$174	$4,400	$4,595

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$—	$—	$4,705	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	529	—	184	—

Total real estate loans	$529	$—	$4,889	$—

Other loans:
Commercial and industrial	$556	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$556	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,825	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	438	—	—	—

Total real estate loans	$5,263	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$—	$—	$4,718	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	529	—	184	—

Total real estate loans	$529	$—	$4,902	$—

Other loans:
Commercial and industrial	$540	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$540	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,899	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	442	—	—	—

Total real estate loans	$5,341	$—	$—	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

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

The following table summarizes the carrying value of assets covered by the loss sharing agreements:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Loans, excluding allowance for loan losses	$—	$273,366
OREO	—	25,130

Total Covered Assets	$—	$298,496

Subsequent to acquisition, when a provision for loan loss is required for a loan that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statements of income based on the applicable loss sharing ratio. Increases in the loss share indemnification asset of $1.2 million were included in noninterest income for the six months ended June 30, 2014, related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification asset for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$80,605	$63,168	$87,229
Termination of FDIC loss sharing agreements	—	—	(63,168)	—
Reimbursable expenses	—	1,427	—	3,153
Amortization	—	(5,406)	—	(11,405)
Income resulting from impairment and charge-off of covered assets, net	—	456	—	1,206
Expense resulting from recoupment and disposition of covered assets, net	—	(1,260)	—	(2,423)
FDIC claims submissions	—	(969)	—	(2,907)

Balance at end of period	$—	$74,853	$—	$74,853

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$12,060	$13,846	$11,753
Termination of FDIC loss sharing agreements	—	—	(13,846)	—
Amortization impact	—	181	—	357
Remeasurement impact	—	284	—	415

Balance at end of period	$—	$12,525	$—	$12,525

NOTE 6. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $1.1 million and $1.8 million of customer swap fees in noninterest income in the accompanying consolidated statements of income for the three months ended June 30, 2015 and 2014, respectively and $2.8 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

No derivative positions held by the Company as of June 30, 2015 were designated as hedging instruments under ASC 815-10. As of June 30, 2015, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Noninterest Expense” on the statements of income for the three or six months ended June 30, 2015 or 2014.

The following tables summarize the Company’s derivatives outstanding included in Other Assets and Other Liabilities in the accompanying consolidated balance sheets:

June 30, 2015	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$562,618	$15,387	$27,338	$125
Interest rate contracts - pay fixed, receive floating	—	—	589,956	15,262

Total derivatives	$562,618	$15,387	$617,294	$15,387

December 31, 2014	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$464,890	$14,328	$8,298	$39
Interest rate contracts - pay fixed, receive floating	—	—	473,188	14,289

Total derivatives	$464,890	$14,328	$481,486	$14,328

The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in Other Liabilities in the accompanying consolidated balance sheets:

June 30, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$15,387	$(125)	$15,262

Total	$15,387	$(125)	$15,262

December 31, 2014	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$14,328	$(39)	$14,289

Total	$14,328	$(39)	$14,289

At June 30, 2015, the Company has pledged investment securities available for sale with a carrying amount of $23.4 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of June 30, 2015 and December 31, 2014, substantially all of the floating rate terms within the interest rate swaps held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 7. DEPOSITS

The following table sets forth the Company’s deposits by category:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Noninterest-bearing demand deposits	$621,845	$593,025
Interest-bearing demand deposits	288,990	122,380
Interest-bearing NOW accounts	414,795	374,399
Savings and money market accounts	1,882,706	1,811,878
Time deposits	1,257,751	1,076,853

Total deposits	$4,466,087	$3,978,535

Time deposits $100,000 and greater	$833,827	$689,439
Time deposits greater than $250,000	289,424	226,895

The aggregate amount of overdraft demand deposits reclassified to loans was $836 thousand at June 30, 2015. The aggregate amount of maturities for time deposits for each of the five years as of June 30, 2015 totaled $799.2 million, $265.3 million, $152.9 million, $34.6 million and $5.6 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $384.5 million and $338.2 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended June 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$17,178	$(6,626)	$10,552	$3,606	$(1,390)	$2,216
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(15,868)	6,121	(9,747)	12,685	(4,894)	7,791
Amounts reclassified to (gain) loss on investment securities	(1,183)	456	(727)	(2,978)	1,148	(1,830)

Balance at end of period	$127	$(49)	$78	$13,313	$(5,136)	$8,177

	Six Months Ended June 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,106	$(427)	$679	$(2,565)	$990	$(1,575)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	1,300	(501)	799	19,715	(7,606)	12,109
Amounts reclassified to (gain) loss on investment securities	(2,279)	879	(1,400)	(3,837)	1,480	(2,357)

Balance at end of period	$127	$(49)	$78	$13,313	$(5,136)	$8,177

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)

Net income (loss) available to common stockholders	$19,376	$9,166	$2,502	$12,694

Weighted average number of common shares - basic	41,428,588	35,892,154	41,425,240	35,892,154

Effect of dilutive securities:
Employee stock-based compensation awards	1,677,543	4,053	1,327,574	4,103

Weighted average number of common shares - diluted	43,106,131	35,896,207	42,752,814	35,896,257

Basic earnings (loss) per share	$0.47	$0.26	$0.06	$0.35

Diluted earnings (loss) per share	$0.45	$0.26	$0.06	$0.35

Anti-dilutive warrants, stock options and RSUs	560,704	9,424,582	1,715,989	9,386,102

NOTE 10. INCOME TAXES

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended June 30, 2015 and 2014, were 35.0% and 33.9% respectively. The increase in the effective tax rate for the second quarter of 2015 was primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions, and certain stock-based compensation awards.

The effective tax rates for the six months ended June 30, 2015 and 2014, were 133.8% and 33.9% respectively. The increase in the effective tax rate for the six months ended June 30, 2015 reflects a net tax benefit due to the loss associated with the early termination of the FDIC loss share agreements and a deferred tax asset benefit associated with a revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank on January 31, 2014.

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

On April 29, 2014, the Company granted 150,000 stock options with a three year vesting period from the 2009 Option Plan to employees with a weighted average exercise price of $19.75, the estimated fair value of the Company’s stock on the date of grant, and an aggregate fair value of $890 thousand. The options granted to employees expire 10 years from grant date.

Option grant activities for the periods indicated are summarized as follows:

	2009 Option Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Outstanding at beginning of period	4,102,667	3,539,334	4,135,250	3,688,500
Granted	—	150,000	—	240,000
Exercised	(10,168)	—	(36,835)	—
Forfeited	(17,415)	—	(23,331)	(14,166)
Expired	(501)	(3,334)	(501)	(228,334)

Outstanding at end of period	4,074,583	3,686,000	4,074,583	3,686,000

At June 30, 2015, there were no shares available for award from the 2009 Option Plan and total vested and exercisable shares of 3,323,868 were outstanding.

The total unrecognized compensation cost of $3.7 million related to the 2009 Option Plan for share awards outstanding at June 30, 2015 will be recognized over a weighted average remaining period of 2.16 years.

2013 Stock Incentive Plan

For the three months ended June 30, 2015, no awards were granted by the Company from the 2013 Plan. During the six months ended June 30, 2015, the Company granted 129,000 stock options from the 2013 Plan to directors that vest at a rate of 25% per calendar quarter in 2015 and 110,500 stock options to employees that vest at a rate of 33 1⁄3% on the first, second and third year anniversaries of the grant date (“Three Year Vesting Period”). The options have a weighted average exercise price of $25.47, based on the fair value of the Company’s stock on the date of grant and an aggregate fair value of $1.8 million. The options granted to directors and employees expire 10 years from grant date.

For the three or six months ended June 30, 2014, no awards were granted by the Company from the 2013 Stock Incentive Plan (“2013 Plan”).

Option grant activities for the periods indicated are summarized as follows:

	2013 Option Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Outstanding at beginning of period	2,403,334	2,173,000	2,170,500	2,173,000
Granted	—	—	239,500	—
Exercised	—	—	(6,666)	—
Forfeited	(13,334)	(2,500)	(13,334)	(2,500)
Expired	—	—	—	—

Outstanding at end of period	2,390,000	2,170,500	2,390,000	2,170,500

At June 30, 2015, based on the number of stock options outstanding, there were 103,334 shares available for award from the 2013 Plan and total vested and exercisable shares of 749,062.

The total unrecognized compensation cost of $2.6 million related to the 2013 Equity Incentive Plan for share awards outstanding at June 30, 2015 will be recognized over a weighted average remaining period of 1.70 years.

Executive Incentive Awards

During the six months ended June 30, 2015, the Compensation Committee of the Board of Directors of the Company approved executive incentive awards. The Executive Incentive Plan grants cash phantom units (“CPUs”), the value of which is determined by the Company’s common share price at the end of the award period. The Company recognized compensation expense based on the estimated value of the award at grant date.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company issues off-balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans and lines of credit as well as commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as extending loans to customers. The Company follows the same credit policies in making commitments as it does for instruments recorded on the Company’s consolidated balance sheet. Collateral is obtained based on management’s assessment of the customer’s credit risk.

The Company’s exposure to credit loss is represented by the contractual amount of commitments. As of June 30, 2015 and December 31, 2014 the Company’s reserve for unfunded commitments totaled $1.5 million and $1.2 million, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. Amounts funded under non-cancelable commitments in effect at the date of acquisition are Covered Assets under the loss-sharing agreements, if applicable and if certain conditions are met.

Financial Instruments Commitments

Unfunded commitments are as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to fund loans	$428,736	$351,369
Unused lines of credit	251,792	199,880
Commercial and standby letters of credit	14,158	10,223

Total	$694,686	$561,472

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required in connection with a commitment to fund is based on management’s credit evaluation of the counterparty.

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

The SEC is investigating the valuation and accounting treatment by Great Florida Bank (“GFB”), prior to the Great Florida Acquisition by the Company, of an office building acquired by GFB in 2009 and the use of appraisals with respect to such valuation. The Bank is cooperating with the investigation. On the date of acquisition by the Bank, based on the Company’s plans and intended use of the acquired office building, the asset was classified as OREO and recorded at fair value, less estimated selling costs. The fair value of the office building was based on a third party real estate appraisal at the date of acquisition. The Company does not believe that the results of the SEC investigation relating to GFB are likely to have a material adverse effect on the financial condition or results of operations of the Company. The subject property was sold during Q2 2015 to a third party purchaser.

NOTE 13. FAIR VALUE MEASUREMENTS

When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability (observable inputs). When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. It is the Company’s policy to maximize the use of observable inputs, minimize the use of unobservable inputs, and use unobservable inputs to measure fair value to the extent that observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments, or the value of the underlying collateral is not market observable. Although third party price indications may be available for an asset or liability, limited trading activity would make it difficult to support the observability of these quotations.

Financial Instruments Carried at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of each instrument under the valuation hierarchy.

Investment Securities—Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2, and include U.S. Government agencies and sponsored enterprises debt obligations and agency mortgage-backed securities; state and municipal obligations; asset-backed securities; and corporate debt and other securities. Pricing of these securities is generally spread driven.

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

For the six months ended June 30, 2015 and 2014, the Company has not realized any losses due to the counterparty’s inability to pay any net uncollateralized position. As of June 30, 2015, there were no interest rate derivatives classified as Level 3.

Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of EAAs. The estimated fair value of the EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities is determined in accordance with the terms of each agreement. Management assigns a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value is the basis for estimating the fair value of the contingent consideration. As of June 30, 2015, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$5,404	$—	$5,404
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	378,282	—	378,282
State and municipal obligations	—	2,230	—	2,230
Asset-backed securities	—	457,738	—	457,738
Corporate bonds and other debt securities	—	417,261	—	417,261
Preferred stocks and other equity securities	2,034	167,200	—	169,234
Derivative assets - Interest rate contracts	—	15,387	—	15,387

Total	$2,034	$1,443,502	$—	$1,445,536

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$15,387	$—	$15,387
Clawback liability	—	—	—	—

Total	$—	$15,387	$—	$15,387

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$6,096	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	501,652	—	501,652
State and municipal obligations	—	2,277	—	2,277
Asset-backed securities	—	478,201	—	478,201
Corporate bonds and other debt securities	—	258,683	—	258,683
Preferred stocks and other equity securities	23,594	88,595	—	112,189
Derivative assets - Interest rate contracts	—	14,328	—	14,328

Total	$23,594	$1,349,832	$—	$1,373,426

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$14,328	$—	$14,328
Clawback liability	—	—	13,846	13,846

Total	$—	$14,328	$13,846	$28,174

There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2015 or 2014.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Three Months Ended June 30,
	2015		2014
	Clawback Liability	EAAs	Clawback Liability	EAAs
	(Dollars in thousands)
Balance at beginnning of period	$—	$—	$12,060	$1,362
Losses (gains) included in other noninterest expenses	—	—	465	452
Termination of FDIC loss sharing agreements	—	—	—	—

Balance at end of period	$—	$—	$12,525	$1,814

	Six Months Ended June 30,
	2015		2014
	Clawback Liability	EAAs	Clawback Liability	EAAs
	(Dollars in thousands)
Balance at beginnning of period	$13,846	$—	$11,753	$1,114
Losses (gains) included in other noninterest expenses	—	—	772	700
Termination of FDIC loss sharing agreements	(13,846)	—	—	—

Balance at end of period	$—	$—	$12,525	$1,814

The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2015 and 2014, there was not a change in the methods or significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Non-recurring:
Loans	$4,540,556	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%
Other real estate owned	42,654	Third party appraisals	Collateral discounts and estimated cost to sell	10%

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value, less estimated cost to sell, of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income valuation techniques incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation, incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets that are still held (classified in Level 3):
Impaired loans	$6,262	$4,754
Foreclosed real estate	42,654	74,527

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$1,049	$—	$1,049	$—
Foreclosed real estate	69	287	174	732

Impairment charges resulting from the non-recurring changes in fair value of the underlying collateral of impaired loans are included in the provision for loan losses in the consolidated statement of income. Impairment charges resulting from the non-recurring changes in fair value of OREO are included in other real estate and acquired assets resolution expenses in the consolidated statement of income.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$141,286	$141,286	$141,286	$—	$—
Available for sale securities	1,430,149	1,430,149	2,034	1,428,115	—
FHLB and other bank stock	70,505	70,505	—	70,505	—
Loans, net	4,500,676	4,540,556	—	—	4,540,556
Loans held for sale	4,782	4,782	—	4,782	—
Loss share indemnification asset	—	—	—	—	—
Due from FDIC	—	—	—	—	—
Bank-owned life insurance	140,830	140,830	—	140,830	—
Derivative assets - Interest rate contracts	15,387	15,387	—	15,387	—

Financial Liabilities:
Deposits	$4,466,087	$4,467,199	$—	$4,467,199	$—
Advances from the FHLB and other borrowings	1,232,893	1,233,205	—	1,233,205	—
Derivative liabilities - Interest rate contracts	15,387	15,387	—	15,387	—
Clawback liability	—	—	—	—	—

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$107,085	$107,085	$107,085	$—	$—
Available for sale securities	1,359,098	1,359,098	23,594	1,335,504	—
FHLB and other bank stock	66,891	66,891	—	66,891	—
Loans, net	3,906,710	3,959,771	—	—	3,959,771
Loans held for sale	707	707	—	707	—
Loss share indemnification asset	63,168	27,976	—	—	27,976
Due from FDIC	1,735	1,735	—	1,735	—
Bank-owned life insurance	139,829	139,829	—	139,829	—
Derivative assets - Interest rate contracts	14,328	14,328	—	14,328	—

Financial Liabilities:
Deposits	$3,978,535	$3,977,629	$—	$3,977,629	$—
Advances from the FHLB and other borrowings	1,067,981	1,066,764	—	1,066,764	—
Derivative liabilities - Interest rate contracts	14,328	14,328	—	14,328	—
Clawback liability	13,846	13,846	—	—	13,846

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2015 and December 31, 2014, include cash and cash equivalents and due from FDIC.

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

Loss Share Indemnification Asset:

The fair value of the loss share indemnification asset is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium to take into account the Company’s credit risk, that incorporates the uncertainty related to the amounts and timing of the cash flows and other liquidity concerns as well as the counterparties credit risk. As of June 30, 2015, the Company had no remaining loss share indemnification asset, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

Due from FDIC:

The due from FDIC represents claims submitted to the Federal Deposit Insurance Corporation for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. As of June 30, 2015, the Company had no remaining receivable from the FDIC, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

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

EAAs:

The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities are determined in accordance with the terms of each agreement. As of June 30, 2015, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2015 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 with the SEC.

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

Corporate Profile

FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with one wholly-owned national bank subsidiary, Florida Community Bank, National Association. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 48 branches in south and central Florida. The Bank targets retail and commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are generally unavailable to other public companies. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards affecting public companies. We could remain an emerging growth company until the earliest to occur of (a) the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (c) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as (i) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) we have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or Exchange Act, for a period of at least 12 months and (iii) we have filed at least one annual report pursuant to the Exchange Act or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We anticipate the Company will no longer remain an emerging growth company as of December 31, 2015 as we expect to be deemed a large accelerated filer.

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

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the fair value discounts on our acquired loans, which will also affect our net interest spread, net interest margin and net interest income. We measure net interest income before and after the provision for loan losses required to maintain our ALL at acceptable levels.

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

Performance Highlights

Operating and financial highlights for the three months ended June 30, 2015 include the following:

•	Total net revenue of $64.3 million, up 34.5% year-over-year

•	EPS of $0.45 and Core EPS of $0.44 on a fully diluted basis

•	Total loan portfolio grew sequentially at an annualized rate of 39.8%

•	New loan fundings of $584.2 million during the quarter

•	Total deposits grew sequentially at an annualized rate of 22.8%

•	Demand deposits grew to 20.4% of total deposits during the quarter

•	ROA of 1.23% and Core ROA of 1.21%

•	Tangible book value per share was $18.58

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.

Analysis of Results of Operations

Net income available to common stockholders totaled $19.4 million, which generated diluted EPS of $0.45 in the second quarter of 2015. Net income available to common stockholders for the same period of 2014 totaled $9.2 million, which generated diluted EPS of $0.26. The Company’s results of operations for the second quarter of 2015 produced an annualized return on average assets of 1.23% and an annualized return on average common stockholders’ equity of 9.09% compared to prior year ratios of 0.69% and 5.02%, respectively.

Net income available to common stockholders totaled $2.5 million for the six months ended June 30, 2015, which generated diluted EPS of $0.06. Net income available to common stockholders for the six months ended June 30, 2014 totaled $12.7 million, which generated diluted EPS of $0.35. The decrease in earnings was primarily driven by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of the FDIC loss share agreements on March 4, 2015. The Company’s results of operations for the six months ended June 30, 2015 produced an annualized return on average assets of 0.08% and an annualized return on average common stockholders’ equity of 0.59% compared to prior year ratios of 0.51% and 3.52%, respectively.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$75,166	$40	0.21%	$97,493	$53	0.22%
New loans	3,476,829	29,257	3.33%	2,087,601	18,475	3.50%
Acquired loans (4)(5)	730,895	14,945	8.18%	967,986	19,358	8.00%
Investment securities	1,591,279	13,169	3.27%	1,710,662	10,566	2.44%

Total interest-earning assets	5,874,169	57,411	3.88%	4,863,742	48,452	3.96%

Non-earning assets:
FDIC loss share indemnification asset (6)	—			78,916
Noninterest-earning assets	450,904			411,602

Total assets	$6,325,073			$5,354,260

Interest-bearing liabilities:
Interest-bearing demand deposits	$212,164	$226	0.43%	$—	$—	0.00%
Interest-bearing NOW accounts	415,206	349	0.34%	112,752	43	0.15%
Savings and money market accounts	1,794,967	2,333	0.52%	1,787,574	2,564	0.58%
Time deposits (7)	1,242,071	3,083	1.00%	1,464,960	3,226	0.88%
FHLB advances and other borrowings (7)	1,181,419	1,246	0.42%	786,513	1,466	0.74%

Total interest-bearing liabilities	4,845,827	7,237	0.60%	4,151,799	7,299	0.70%

Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	576,905			420,188
Other liabilities	47,213			49,896
Stockholders’ equity	855,128			732,377

Total liabilities and stockholders’ equity	$6,325,073			$5,354,260

Net interest income		$50,174			$41,153

Net interest spread			3.28%			3.26%

Net interest margin			3.43%			3.39%

	Six Months Ended June 30,
	2015			2014
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$76,746	$73	0.19%	$111,736	$121	0.22%
New loans	3,329,174	55,842	3.34%	1,951,611	34,856	3.55%
Acquired loans (4)(5)	763,551	31,666	8.29%	901,409	37,829	8.39%
Investment securities and other	1,537,879	25,279	3.27%	1,614,663	20,564	2.53%

Total interest-earning assets	5,707,350	112,860	3.94%	4,579,419	93,370	4.06%

Non-earning assets:
FDIC loss share indemnification asset (6)	21,901			82,437
Noninterest-earning assets	453,561			379,571

Total assets	$6,182,812			$5,041,427

Interest-bearing liabilities:
Interest-bearing demand deposits	$177,215	$358	0.41%	$—	$—	0.00%
Interest-bearing NOW accounts	403,825	685	0.34%	106,148	79	0.15%
Savings and money market accounts	1,818,890	4,787	0.53%	1,670,470	4,447	0.54%
Time deposits (7)	1,194,537	5,746	0.97%	1,438,198	6,616	0.93%
FHLB advances and other borrowings (7)	1,107,574	2,226	0.40%	668,048	2,730	0.81%

Total interest-bearing liabilities	4,702,041	13,802	0.60%	3,882,864	13,872	0.72%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	573,126			386,777
Other liabilities	50,586			44,459
Stockholders’ equity	857,059			727,327

Total liabilities and stockholders’ equity	$6,182,812			$5,041,427

Net interest income		$99,058			$79,498

Net interest spread			3.34%			3.34%

Net interest margin			3.50%			3.50%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.
(3)	Average rates are presented on an annualized basis.
(4)	Includes loans on nonaccrual status.
(5)	Net of allowance for loan losses.
(6)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(7)	Interest expense includes the impact from premium amortization.

Changes in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the prior period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes in both volume and rate have been allocated to these two categories based on the proportionate absolute changes in each category. Yields have been calculated on a pre-tax basis.

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Three Months Ended June 30, 2015 compared to 2014
	Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits in other banks	$(12)	$(1)	$(13)
New loans	16,730	(5,948)	10,782
Acquired loans (1)	(7,221)	2,808	(4,413)
Investment securities	(4,397)	7,000	2,603

Total change in interest income	$5,100	$3,859	$8,959

Interest-bearing liabilities:
Interest-bearing demand deposits	$226	$—	$226
Interest-bearing NOW accounts	211	95	306
Savings and money market accounts	72	(303)	(231)
Time deposits (2)	(1,870)	1,727	(143)
FHLB advances and other borrowings (2)	2,586	(2,806)	(220)

Total change in interest expenses	1,225	(1,287)	(62)

Total change in net interest income	$3,875	$5,146	$9,021

	Six Months Ended June 30, 2015 compared to 2014
	Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits in other banks	$(34)	$(14)	$(48)
New loans	27,086	(6,100)	20,986
Acquired loans (1)	(5,721)	(442)	(6,163)
Investment securities	(2,680)	7,395	4,715

Total change in interest income	$18,651	$839	$19,490

Interest-bearing liabilities:
Interest-bearing demand deposits	$358	$—	$358
Interest-bearing NOW accounts	417	189	606
Savings and money market accounts	480	(140)	340
Time deposits (2)	(1,644)	774	(870)
FHLB advances and other borrowings (2)	2,830	(3,334)	(504)

Total change in interest expenses	2,441	(2,511)	(70)

Total change in net interest income	$16,210	$3,350	$19,560

(1)	Includes loans on nonaccrual status.
(2)	Interest expense includes the impact from premium amortization.
(3)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Second Quarter 2015 compared to Second Quarter 2014

Net interest income was $50.2 million for the second quarter of 2015, an increase of 21.9% compared to $41.2 million for the same period in 2014. The increase in net interest income reflects a $9.0 million increase in interest income, while interest expense remained flat over the period. For the three months ended June 30, 2015, average earning assets increased by $1.01 billion, or 20.8%, compared to the same period of the prior year, while average interest-bearing liabilities increased $694.0 million, or 16.7%, compared to the three months ended June 30, 2014. The increase in interest income for the second quarter of 2015 was primarily due to a $10.8 million increase in interest income on New loans due to growth in the New loan portfolio. The average balance of New loans increased $1.39 billion, which offset the negative impact of the reduction in the average interest rate on New loans of 17 basis points. Interest income on acquired loans decreased $4.4 million for the three months ended June 30, 2015 compared to the second quarter of 2014, primarily driven by a decrease in the average balance of loans of $237.1 million due to runoff of the acquired loan portfolio, offset by an increase in the average interest rate on acquired loans of 18 basis points.

Interest expense on deposits increased $158 thousand for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a $299.1 million, or 8.9%, increase in the average balance of interest-bearing deposits. The cost of deposits improved to 57 basis points for the period due to the shift from higher costing time deposits to lower costing demand deposits. The average rate paid on time deposits, including the impact of premium amortization, was 1.00% and 0.88% for the three months ended June 30, 2015 and 2014, respectively. Interest expense on FHLB advances and other borrowings totaled $1.2 million for the three months ended June 30, 2015 as compared to $1.5 million for the three months ended June 30, 2014. The decrease was primarily due to a 32 basis point decrease in average rate paid on borrowings, partially offset by an increase in the average balance of FHLB advances and other borrowings of $394.9 million.

The net interest margin for the three months ended June 30, 2015 was 3.43%, an increase of 4 basis points compared to 3.39% for the three months ended June 30, 2014. The average yield on interest-earning assets declined by 8 basis points for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, while the average rate paid on interest-bearing liabilities decreased by 10 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances, and a reduction in the average interest rate on New loans.

Six Months of 2015 compared to Six Months of 2014

Net interest income was $99.1 million for the six months ended June 30, 2015, an increase of 24.6% compared to $79.5 million for the same period in 2014. The increase in net interest income reflects a $19.5 million increase in interest income, while interest expense remained flat over the period. For the six months ended June 30, 2015, average earning assets increased by $1.13 billion, or 24.6%, compared to the same period of the prior year, while average interest-bearing liabilities increased $819.2 million, or 21.1%, compared to the six months ended June 30, 2014. The increase in interest income for the six months ended June 30, 2015 was primarily due to a $21.0 million increase in interest income on New loans due to growth in the New loan portfolio. The average balance of New loans increased $1.38 billion, which offset the negative impact of the reduction in the average interest rate on New loans of 21 basis points. Interest income on acquired loans decreased $6.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily driven by a reduction in the average interest rate on acquired loans of 10 basis points and a decrease in the average balance of loans of $137.9 million due to runoff of the acquired loan portfolio.

Interest expense on deposits increased $434 thousand for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a $379.7 million, or 11.8%, increase in the average balance of interest-bearing deposits. The cost of deposits improved to 56 basis points for the period due to the shift from higher costing time deposits to lower costing demand deposits. The average rate paid on time deposits, including the impact of premium amortization, was 0.97% and 0.93% for the six months ended June 30, 2015 and 2014, respectively. Interest expense on FHLB advances and other borrowings totaled $2.2 million for the six months ended June 30, 2015 as compared to $2.7 million for the six months ended June 30, 2014. The decrease was primarily due to a 41 basis point decrease in average rate paid on borrowings, partially offset by an increase in the average balance of FHLB advances and other borrowings of $439.5 million.

The net interest margin remained flat at 3.50% for the six months ended June 30, 2015 and 2014. The average yield on interest-earning assets declined by 12 basis points for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, while the average rate paid on interest-bearing liabilities decreased by 12 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances, and a reduction in the average interest rate on New loans.

Provision for Loan Losses

Second Quarter 2015 compared to Second Quarter 2014

The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses decreased by $766 thousand, or 23.7%, to $2.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Provision for loan loss expense for the three months ended June 30, 2015 included a $2.3 million provision related to New loans and a $186 thousand provision for the acquired loan portfolio.

Net recoveries were $63 thousand for the second quarter of 2015, in comparison to net charge-offs of $846 thousand for the same period of 2014. The decrease in net charge-offs was due to resolution of acquired loans. Net recoveries were 0.01% of average loans on an annualized basis for the second quarter of 2015 compared to net charge-offs of 0.11% of average loans for the same period of 2014. There were no New loan portfolio charge-offs in the second quarter of 2015.

Six Months of 2015 compared to Six Months of 2014

The provision for loan losses decreased by $507 thousand, or 11.7%, to $3.8 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Provision for loan loss expense for the six months ended June 30, 2015 included a $3.6 million provision related to New loans and a $259 thousand provision for the acquired loan portfolio.

Net recoveries were $347 thousand for the six months ended June 30, 2015, in comparison to net charge-offs of $1.2 million for the same period of 2014. The decrease in net charge-offs was due to resolution of acquired loans. Net recoveries were 0.02% of average loans on an annualized basis for the six months ended June 30, 2015 compared to net charge-offs of 0.08% of average loans for the same period of 2014. There were no New loan portfolio charge-offs in the six months ended June 30, 2015.

Noninterest Income

The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$778	$707	$1,535	$1,445
Loan and other fees	1,906	2,569	4,403	3,285
Bank-owned life insurance income	1,097	1,038	2,194	1,856
FDIC loss share indemnification loss	—	(5,247)	(65,529)	(10,239)
Income from resolution of acquired assets	2,898	1,692	6,270	2,729
Gain (loss) on sales of other real estate owned	5,605	(359)	7,170	72
Gain (loss) on investment securities	761	4,448	1,768	6,943
Other noninterest income	1,107	1,842	2,252	3,147

Total noninterest income	$14,152	$6,690	$(39,937)	$9,238

Second Quarter 2015 compared to Second Quarter 2014

The Company reported noninterest income of $14.2 million for the three months ended June 30, 2015, an increase of $7.5 million compared to the three months ended June 30, 2014. The increase was primarily due to the increase in gains on sale of OREO, early termination of the FDIC loss share agreements, and an increase in income from resolution of acquired assets, partially offset by a decrease in gains on investment securities.

Net gain on sales of OREO increased by $6.0 million to $5.6 million for the three months ended June 30, 2015. The increase is primarily attributable to improved market conditions.

During the three months ended June 30, 2015, the Company had no FDIC loss share indemnification loss as compared to $5.2 million for the three months ended June 30, 2014. The decrease was driven by the early termination of all loss share agreements.

Recoveries recognized for the three months ended June 30, 2015 totaled $2.9 million and were recognized through earnings as received, compared to $1.7 million for the three months ended June 30, 2014. The Company continues to recognize resolution of acquired asset income stemming from its acquired asset portfolio. As a result of the early termination of the FDIC loss share agreements, the Company recognized all recoveries related to what was previously “covered assets” in its consolidated statement of income as these amounts are no longer shared with the FDIC.

Net gain on investment securities totaled $761 thousand for the three months ended June 30, 2015, a decrease of $3.7 million, or 82.9%, compared to $4.4 million for the three months ended June 30, 2014. The decrease was the result of the lower volume of investment security sales.

Six Months of 2015 compared to Six Months of 2014

The Company reported noninterest income of $(39.9) million for the six months ended June 30, 2015 a decrease of $49.2 million compared to the six months ended June 30, 2014. The decrease was primarily due to the early termination of the FDIC loss share agreements, and a decrease in gains on investment securities partially offset by an increase in gains on sale of OREO, an increase in income from resolution of acquired assets, and increased loan and other fees income.

During the six months ended June 30, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss as compared to $10.2 million for the six months ended June 30, 2014. The increase was due to the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements.

Net gain on investment securities totaled $1.8 million for the six months ended June 30, 2015, a decrease of $5.2 million, or 74.5%, compared to $6.9 million for the six months ended June 30, 2014. The decrease was the result of the lower volume of investment security sales.

Net gain on sales of OREO increased by $7.1 million to $7.2 million for the six months ended June 30, 2015. The increase is primarily attributable to improved market conditions.

Recoveries recognized for the six months ended June 30, 2015 totaled $6.3 million and were recognized through earnings as received, compared to $2.7 million for the six months ended June 30, 2014. The Company continues to recognize resolution of acquired asset income stemming from its acquired asset portfolio. As a result of the early termination of the FDIC loss share agreements, the Company recognized all recoveries related to what was previously “covered assets” in its consolidated statement of income as these amounts are no longer shared with the FDIC.

Loan and other fees totaled $4.4 million for the six months ended June 30, 2015, an increase of $1.1 million compared to the six months ended June 30, 2014. The increase was primarily due to an increase in interest rate swap service fees of $582 thousand and an increase in secondary market fee income of $659 thousand.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,856	$13,411	$34,431	$29,831
Occupancy and equipment expenses	3,806	3,777	7,083	7,210
Loan and other real estate related expenses	1,425	3,338	3,501	7,099
Professional services	1,189	1,352	2,595	3,184
Data processing and network	2,801	2,357	5,519	5,567
Regulatory assessments and insurance	2,092	1,920	4,211	3,694
Amortization of intangibles	407	443	831	859
Other operating expenses	2,471	4,146	4,526	7,766

Total noninterest expense	$32,047	$30,744	$62,697	$65,210

Second Quarter 2015 compared to Second Quarter 2014

The Company reported noninterest expense of $32.0 million for the three months ended June 30, 2015 an increase of $1.3 million, or 4.2%, compared to the three months ended June 30, 2014. The increase for the period was primarily due to an increase in salaries and employee benefits of $4.4 million, offset by decreased loan and other real estate related expenses of $1.9 million and decreased other operating expenses of $1.7 million.

Salaries and employee benefits expenses increased by $4.4 million, or 33.1%, for the second quarter of 2015 compared to the prior year due to increased accruals for incentive compensation and the addition of eight new bankers in the Miami-Dade and Tampa markets.

OREO and acquired asset resolution expenses decreased by $1.9 million, or 57.3%, for the second quarter of 2015 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

Other operating expenses decreased $1.7 million for the three months ended June 30, 2015, primarily due to decreased directors’ fees of $624 thousand and a decrease in EAA value changes of $452 thousand.

Six Months of 2015 compared to Six Months of 2014

The Company reported noninterest expense of $62.7 million for the six months ended June 30, 2015 a decrease of $2.5 million, or 3.9%, compared to the six months ended June 30, 2014. The decrease for the period was primarily due to decreased loan and other real estate related expenses of $3.6 million and decreased other operating expenses of $3.2 million, partially offset by a $4.6 million increase in salaries and employee benefits expenses.

OREO and acquired asset resolution expenses decreased by $3.6 million, or 50.7%, for the six months ended June 30, 2015 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

Other operating expenses decreased $3.2 million for the six months ended June 30, 2015, primarily due to decreased directors’ fees of $1.9 million and a decrease in EAA value changes of $700 thousand.

Salaries and employee benefits expenses increased by $4.6 million, or 15.4%, for the second quarter of 2015 compared to the prior year due to increased accruals for incentive compensation and the addition of eight new bankers in the Miami-Dade and Tampa markets.

Provision for Income Taxes

Second Quarter 2015 compared to Second Quarter 2014

The income tax expense for the three months ended June 30, 2015 totaled $10.4 million, an increase of $5.7 million compared to an income tax expense of $4.7 million for the three months ended June 30, 2014. The increase in income tax expense was primarily due to an increase in income before income taxes of $15.9 million for the three months ended June 30, 2015. The effective income tax rate for the three months ended June 30, 2015 was a tax expense of 35.0%, compared to the tax expense rate of 33.9% for the three months ended June 30, 2014. The increase in tax rate is primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences.

Six Months of 2015 compared to Six Months of 2014

The income tax benefit for the six months ended June 30, 2015 totaled $9.9 million, an increase of $16.4 million compared to an income tax expense of $6.5 million for the six months ended June 30, 2014. The increase in income tax benefit was primarily due to a loss before income taxes of $7.4 million for the six months ended June 30, 2015. The effective income tax rate for the six months ended June 30, 2015 was a tax benefit of 133.8%, compared to the tax expense rate of 33.9% for the six months ended June 30, 2014. The change in tax rate primarily reflects the impact of the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements.

Analysis of Financial Condition

Total assets were $6.61 billion at June 30, 2015, an increase of $649.6 million, or 10.9%, from December 31, 2014. The increase in total assets includes an increase of $598.1 million in gross loans, of which New loans increased $704.1 million over the period. Acquired loans decreased by $106.0 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $1.50 billion at June 30, 2015, an increase of $74.7 million from December 31, 2014. The remaining increase in total assets was mainly due to increases in deferred tax assets of $29.3 million and other assets of $11.2 million which were offset by a decrease in the FDIC loss share indemnification asset of $63.2 million and a decrease in other real estate owned of $31.9 million.

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

Total investment securities increased $74.7 million, or 5.2% compared to December 31, 2014.

No securities were determined to be OTTI as of June 30, 2015 or December 31, 2014. All securities at June 30, 2015 and December 31, 2014 were investment grade based on ratings from recognized rating agencies.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of June 30, 2015 and December 31, 2014, the Bank held approximately $70.5 million and $66.9 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2015 and December 31, 2014, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of June 30, 2015
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$5,306	2.57%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	5,611	2.17%	247,192	2.22%	122,258	2.25%
State and municipal obligations	—	—	—	—	—	—	2,040	5.35%
Asset-backed securities	—	—	19,376	3.67%	292,736	2.90%	144,800	2.70%
Corporate bonds and other debt securities	—	—	81,627	3.26%	73,077	3.93%	264,849	4.88%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	171,150	5.47%

Total available for sale	$—		$106,614	3.28%	$618,311	2.75%	$705,097	4.12%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.

As of June 30, 2015, the effective duration of the Bank’s investment portfolio is estimated to be approximately 3.38 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.

The average balance of the securities portfolio for the quarter ended June 30, 2015 totaled $1.59 billion with an annualized pre-tax yield of 3.27%. The average balance of the securities portfolio for the six months ended June 30, 2015 totaled $1.54 billion with an annualized pre-tax yield of 3.27%.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of June 30, 2015 or December 31, 2014.

Loans

Loan concentration

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$942,424	20.8%	$853,074	21.7%
Owner-occupied commercial real estate	400,438	8.8%	281,703	7.2%
1-4 single family residential	1,248,625	27.6%	922,657	23.5%
Construction, land and development	349,659	7.7%	232,601	5.9%
Home equity loans and lines of credit	22,798	0.5%	11,826	0.3%

Total real estate loans	$2,963,944	65.4%	$2,301,861	58.6%

Commercial and industrial	837,270	18.6%	795,000	20.2%
Consumer	6,333	0.1%	6,556	0.2%

Total new loans	$3,807,547	84.1%	$3,103,417	79.0%

Acquired ASC 310-30 loans:
Commercial real estate	286,337	6.3%	$336,935	8.6%
1-4 single family residential	76,849	1.7%	86,308	2.2%
Construction, land and development	55,453	1.2%	66,700	1.7%

Total real estate loans	$418,639	9.2%	$489,943	12.5%

Commercial and industrial	58,045	1.3%	67,498	1.7%
Consumer	2,524	0.1%	2,803	0.1%

Total acquired ASC 310-30 loans	$479,208	10.6%	$560,244	14.3%

Acquired non-ASC 310-30 loans:
Commercial real estate	62,473	1.4%	$70,146	1.8%
Owner-occupied commercial real estate	19,860	0.4%	14,842	0.4%
1-4 single family residential	86,754	1.9%	102,279	2.6%
Construction, land and development	8,610	0.2%	9,729	0.2%
Home equity loans and lines of credit	52,971	1.2%	54,704	1.4%

Total real estate loans	$230,668	5.1%	$251,700	6.4%

Commercial and industrial	9,654	0.2%	13,548	0.3%
Consumer	645	0.0%	681	0.0%

Total acquired non-ASC 310-30 loans	240,967	5.3%	265,929	6.7%

Total loans	$4,527,722	100.0%	$3,929,590	100.0%

Total loans were $4.53 billion at June 30, 2015, an increase of 15.2% compared to $3.93 billion at December 31, 2014.

Our New loan portfolio increased by 22.7% to $3.81 billion as of June 30, 2015, as compared to $3.10 billion at December 31, 2014. The increase during the six months ended June 30, 2015 was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans.

Acquired loans were $720.2 million at June 30, 2015, a decrease of 12.8% compared to $826.2 million at December 31, 2014. The decrease during the six months ended June 30, 2015 was primarily due to the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccruals loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	—	116
Construction, land and development	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial	14	—
Consumer	—	—

Total nonaccrual loans	14	116
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	14	116

Other real estate owned (OREO)	—	—
Other foreclosed property	—	—

Total new nonperforming assets	$14	$116

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$4,865	$4,866
Owner-occupied commercial real estate	5	211
1-4 single family residential	1,649	1,766
Construction, land and development	658	1,595
Home equity loans and lines of credit	2,806	3,005
Commercial and industrial	7,362	7,851
Consumer	322	—

Total nonaccrual loans	17,667	19,294
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	17,667	19,294

Other real estate owned (OREO)	42,654	74,527
Other foreclosed property	—	—

Total acquired nonperforming assets	$60,321	$93,821

Total nonperforming assets	$60,335	$93,937

Nonaccrual loans totaled $17.7 million at June 30, 2015, a decrease of 8.9% from $19.4 million at December 31, 2014. Nonperforming assets totaled $60.3 million at June 30, 2015, a decrease of $33.6 million, or 35.8%, from December 31, 2014.

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

The following table sets forth our asset quality ratios for the periods presented:

	June 30, 2015	December 31, 2014
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.00%	0.00%
New loan ALL to total gross new loans	0.51%	0.52%

Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	2.45%	2.34%
Covered acquired loans to total gross acquired loans	0.00%	33.09%
Acquired loan ALL to total gross acquired loans	1.04%	0.83%

Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.39%	0.49%
Nonperforming assets to total assets	0.91%	1.58%
Covered loans to total gross loans	0.00%	6.96%
ALL to nonperforming assets	44.83%	24.36%
ALL to total gross loans	0.60%	0.58%

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

	June 30, 2015		December 31, 2014
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$5,692	20.8%	$4,456	21.7%
Owner-occupied commercial real estate	1,494	8.8%	962	7.2%
1-4 single family residential	5,139	27.6%	4,001	23.5%
Construction, land and development	2,175	7.7%	1,723	5.9%
Home equity loans and lines of credit	131	0.5%	70	0.3%

Total real estate loans	14,631	65.4%	11,212	58.6%

Other loans:
Commercial and industrial	4,885	18.6%	4,738	20.2%
Consumer	63	0.1%	62	0.2%

Total other loans	4,948	18.7%	4,800	20.4%

Total new loans	$19,579	84.1%	$16,012	79.0%

Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$2,585	6.3%	$3,255	8.6%
1-4 single family residential	270	1.7%	325	2.2%
Construction, land and development	793	1.2%	658	1.7%

Total real estate loans	3,648	9.2%	4,238	12.5%

Other loans:
Commercial and industrial	1,133	1.3%	958	1.7%
Consumer	387	0.1%	290	0.1%

Total other loans	1,520	1.4%	1,248	1.8%

Total Acquired ASC 310-30 loans	$5,168	10.6%	$5,486	14.3%

Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,375	1.4%	$495	1.8%
Owner-occupied commercial real estate	54	0.4%	58	0.4%
1-4 single family residential	335	1.9%	414	2.6%
Construction, land and development	56	0.2%	75	0.2%
Home equity loans and lines of credit	432	1.2%	285	1.4%

Total real estate loans	2,252	5.1%	1,327	6.4%

Other loans:
Commercial and industrial	41	0.2%	49	0.3%
Consumer	6	0.0%	6	0.0%

Total other loans	47	0.2%	55	0.3%

Total Acquired Non-ASC 310-30 loans	$2,299	5.3%	$1,382	6.7%

Total loans	$27,046	100.0%	$22,880	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513

Provision (credit) for ASC 310-30 loans	(784)	—	(63)	(178)	—	143	115	(767)
Provision for non-ASC 310-30 loans	848	(7)	(7)	(12)	143	(11)	(1)	953
Provision for New loans	383	303	755	633	22	183	5	2,284

Total provision	447	296	685	443	165	315	119	2,470

Charge-offs for ASC 310-30 loans	(109)	—	(121)	—	—	(45)	—	(275)
Charge-offs for non-ASC 310-30 loans	—	—	(63)	—	—	—	—	(63)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(109)	—	(184)	—	—	(45)	—	(338)

Recoveries for ASC 310-30 loans	18	—	30	269	—	82	—	399
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	2	—	2

Total recoveries	18	—	30	269	—	84	—	401

Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579

Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2014	$5,088	$435	$1,587	$1,900	$151	$5,977	$356	$15,494

Provision (credit) for ASC 310-30 loans	191	—	212	(31)	—	(539)	(34)	(201)
Provision for non-ASC 310-30 loans	2	2	(45)	—	89	16	32	96
Provision for New loans	982	369	702	499	(65)	849	5	3,341

Total provision	1,175	371	869	468	24	326	3	3,236

Charge-offs for ASC 310-30 loans	—	—	(30)	(444)	—	(32)	(4)	(510)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(62)	—	(29)	(91)
Charge-offs for New loans	—	—	—	—	—	(348)	—	(348)

Total charge-offs	—	—	(30)	(444)	(62)	(380)	(33)	(949)

Recoveries for ASC 310-30 loans	91	—	—	11	—	1	—	103
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	91	—	—	11	—	1	—	103

Ending ALL balance
ASC 310-30 loans	2,883	—	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	8	7	7	—	32	6	3	63
New loans	3,463	799	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$6,354	$806	$2,426	$1,935	$113	$5,924	$326	$17,884

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(865)	—	1	(198)	—	119	157	(786)
Provision (credit) for non-ASC 310-30 loans	880	(4)	49	(19)	147	(8)	—	1,045
Provision (credit) for New loans	1,236	532	1,138	452	61	140	1	3,560

Total provision	1,251	528	1,188	235	208	251	158	3,819

Charge-offs for ASC 310-30 loans	(205)	—	(207)	(56)	—	(75)	(60)	(603)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	—	—	—	(128)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(205)	—	(335)	(56)	—	(75)	(60)	(731)

Recoveries for ASC 310-30 loans	400	—	151	389	—	131	—	1,071
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	7	—	7

Total recoveries	400	—	151	389	—	138	—	1,078

Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579

Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	191	—	152	133	—	(871)	232	(163)
Provision (credit) for non-ASC 310-30 loans	3	2	(45)	—	(4)	24	32	12
Provision (credit) for New loans	1,685	428	906	441	(45)	1,054	8	4,477

Total provision	1,879	430	1,013	574	(49)	207	272	4,326

Charge-offs for ASC 310-30 loans	(74)	—	(30)	(1,245)	—	(110)	(91)	(1,550)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(103)	(24)	(29)	(156)
Charge-offs for New loans	—	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	—	(30)	(1,245)	(103)	(482)	(120)	(2,054)

Recoveries for ASC 310-30 loans	91	—	—	787	—	1	—	879
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	91	—	—	787	—	1	—	879

Ending ALL balance
ASC 310-30 loans	2,883	—	207	660	—	1,359	298	5,407
Non-ASC 310-30 loans	8	7	7	—	32	6	3	63
New loans	3,463	799	2,212	1,275	81	4,559	25	12,414

Balance at June 30, 2014	$6,354	$806	$2,426	$1,935	$113	$5,924	$326	$17,884

As of June 30, 2015, our New loans have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis. Historical loss factors are adjusted for qualitative factors including trends in delinquencies and nonaccruals, production trends, average risk ratings and loan-to-value ratios, current industry conditions, general economic conditions, credit concentrations by portfolio and asset categories and portfolio quality. Other adjustments for qualitative factors may be made to the ALL after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. The Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates.

The ALL increased $4.2 million to $27.0 million at June 30, 2015 from $22.9 million at December 31, 2014, primarily due to the increase in New loans of $704.1 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 44.83% and 0.60% as of June 30, 2015, compared to 24.36% and 0.58% at December 31, 2014. The increase in both ratios was the result of the decrease in the acquired loan portfolio, slightly offset by the increase in the allowance on acquired loans. The allowance coverage ratio on New loans remained relatively flat over the same period.

Net loan recoveries for the second quarter of 2015 totaled $63 thousand, a decrease of 107.4% compared to net loan charge-offs of $846 thousand for the same period of 2014. Net loan recoveries for the six months ended June 30, 2015 totaled $347 thousand, a decrease of 129.5% compared to net loan charge-offs of $1.2 million for the same period of 2014.

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

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$80,605	$63,168	$87,229
Termination of FDIC loss sharing agreements	—	—	(63,168)	—
Reimbursable expenses	—	1,427	—	3,153
Amortization	—	(5,406)	—	(11,405)
Income resulting from impairment and charge-off of covered assets, net	—	456	—	1,206
Expense resulting from recoupment and disposition of covered assets, net	—	(1,260)	—	(2,423)
FDIC claims submissions	—	(969)	—	(2,907)

Balance at end of period	$—	$74,853	$—	$74,853

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$12,060	$13,846	$11,753
Termination of FDIC loss sharing agreements	—	—	(13,846)	—
Amortization impact	—	181	—	357
Remeasurement impact	—	284	—	415

Balance at end of period	$—	$12,525	$—	$12,525

Other Real Estate Owned

The following table shows the composition of other real estate owned as of the periods presented:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Commercial real estate	$6,790	$22,267
1-4 single family residential	3,585	12,623
Construction, land and development	32,279	39,637

Total	$42,654	$74,527

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$75,017	$86,244	$74,527	$34,682
Additions from acquisition	—	810	—	55,085
Transfers from loan portfolio	2,168	2,529	14,835	12,869
Impairments	(69)	(287)	(173)	(732)
Sales	(34,462)	(8,308)	(46,535)	(20,916)

Balance at end of period	$42,654	$80,988	$42,654	$80,988

Total OREO held by the Company was $42.7 million as of June 30, 2015, a decrease of $31.9 million from December 31, 2014. The decrease in other real estate owned was due to OREO sales of $46.5 million for the six months ended June 30, 2015.

Deposits

The following table shows the deposit mix as of the periods presented:

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Noninterest-bearing demand deposits	$621,845	13.9%	$593,025	14.9%
Interest-bearing demand deposits	288,990	6.5%	122,380	3.1%
Interest-bearing NOW accounts	414,795	9.3%	374,399	9.4%
Savings and money market accounts	1,882,706	42.2%	1,811,878	45.5%
Time deposits	1,257,751	28.1%	1,076,853	27.1%

Total deposits	$4,466,087	100.0%	$3,978,535	100.0%

Deposits at June 30, 2015 totaled $4.47 billion, an increase of $487.6 million, or 12.3%, from December 31, 2014. The increase in deposits consisted of a $306.7 million increase in core deposits and a $180.9 million increase in time deposits. Core deposits include demand deposits, NOW accounts, savings and money market accounts and represents 71.8% of total deposits at June 30, 2015, a decrease from 72.9% at December 31, 2014.

The increase in core deposits was primarily due to growth in demand deposits due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three and six months ended June 30, 2015 was 0.57% and 0.56%, respectively. This represents a decrease of 5 and 6 basis points as compared to the average rate paid on deposits of 0.62% and 0.62% for the three and six months ended June 30, 2014. Continued reductions of high cost acquired time deposits and a higher composition of noninterest-bearing deposits drove the decrease in the cost of deposits. The average rate paid on time deposits for the three and six months ended June 30, 2015 was 1.00% and 0.97%, respectively. This represents an increase of 12 and 4 basis points compared to the average rate paid on time deposits for the three and six months ended June 30, 2014 of 0.88% and 0.93%, respectively.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

June 30, 2015
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	63,517
After three months through six months	155,229
After six months through twelve months	318,195
After twelve months	296,886

Total	$833,827

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances and other borrowings are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advances	$1,093,100	$983,686
Securities sold under repurchase agreements	128,856	72,500
Retail repurchase agreements	6,138	5,704

Total contractual outstanding	1,228,094	1,061,890

Fair value adjustment	4,799	6,091

Total borrowings	$1,232,893	$1,067,981

At June 30, 2015, total borrowings were $1.23 billion, an increase of $164.9 million, or 15.4%, from $1.07 billion at December 31, 2014. The increase in total borrowings was primarily driven by the $109.4 million increase in FHLB advances and $56.4 million in securities sold under repurchase agreements to fund new loan growth.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$809,850	$720,260	$809,850	$720,260
Balance outstanding at end of period	809,850	570,500	809,850	570,500
Average outstanding during the period	730,656	648,646	684,103	569,544
Average interest rate during the period	0.26%	0.62%	0.25%	0.66%
Average interest rate at the end of the period	0.32%	0.58%	0.32%	0.58%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$846,834	$723,869	$851,653	$716,114
Net income (loss)	19,376	9,166	2,502	12,694
Stock-based compensation, RSU and warrant expense	2,363	452	3,874	888
Treasury stock purchase	(802)		(802)
Exercise of stock options	203	—	873	—
Other	(21)	—	(20)	—
Other comprehensive income (loss)	(10,474)	5,961	(601)	9,752

Balance at end of period	$857,479	$739,448	$857,479	$739,448

For the three months ended June 30, 2015 the Company reported net income of $19.4 million, an increase of $10.2 million, compared to net income of $9.2 million for the three months ended June 30, 2014. The Company’s results of operations for the three months ended June 30, 2015 produced an annualized return on average assets of 1.23% and an annualized return on average common stockholders’ equity of 9.09% compared to the three months ended June 30, 2014 ratios of 0.69% and 5.02%, respectively.

For the six months ended June 30, 2015 the Company reported net income of $2.5 million, a decrease of $10.2 million, compared to net income of $12.7 million for the six months ended June 30, 2014. The Company’s results of operations for the period ended June 30, 2015 produced an annualized return on average assets of 0.08% and an annualized return on average common stockholders’ equity of 0.59% compared to prior year ratios of 0.51% and 3.52%, respectively. The decreases were primarily due to a net loss incurred for the first quarter of 2015 as a result of the early termination of all loss share agreements on March 4, 2015.

Stockholders’ equity totaled $857.5 million as of June 30, 2015, an increase of $5.8 million from $851.7 million as of December 31, 2014, primarily driven by net income of $2.5 million and stock-based compensation expense of $3.9 million.

Capital Resources

Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. Information presented for June 30, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2015, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2015 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company and Bank’s regulatory capital ratios are as follows:

	Minimum Capital Requirement	Minimun to be Well Capitalized	June 30, 2015	December 31, 2014
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	12.3%	12.8%
Common equity tier 1 capital ratio	4.5%	6.5%	14.9%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	14.9%	17.0%
Total risk-based capital ratio	8.0%	10.0%	15.5%	17.6%

Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	10.7%	10.4%
Common equity tier 1 capital ratio	4.5%	6.5%	13.0%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	13.0%	13.9%
Total risk-based capital ratio	8.0%	10.0%	13.5%	14.5%

The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of June 30, 2015 and December 31, 2014, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.

As of June 30, 2015, the Company had a Tier 1 leverage ratio of 12.3%, which provided $457.0 million of excess capital relative to the minimum requirements to be considered well capitalized. As of June 30, 2015, the Bank had a Tier 1 leverage ratio of 10.7%, which provided $342.5 million of excess capital relative to the minimum requirements to be considered well capitalized.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at June 30, 2015, our Company and Bank would exceed the requirements. The capital planning process and position is monitored by the Enterprise Risk Committee.

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

The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At June 30, 2015, the Company had additional capacity to borrow from the FHLB of $499.1 million. Also, at June 30, 2015, the Company has unused credit lines with financial institutions of $72.5 million.

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

The following table summarizes commitments as of the dates presented:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Commitments to fund loans	$428,736	$351,369
Unused lines of credit	251,792	199,880
Commercial and standby letters of credit	14,158	10,223

Total	$694,686	$561,472

Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures

The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the second quarter of 2015 included $203 thousand of other operating expenses and $761 thousand of gain on investment securities.

The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Financial Measures - Core Net Income

(Unaudited)

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands)

Net Income (loss)	$19,376	$(16,874)	$13,100	$(3,422)	$9,166
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	761	1,007	2,377	2,785	4,448
FDIC loss share indemnification loss	—	(65,529)	—	—	—
Noninterest expense
Salaries and employee benefits	(17)	185	1	15,379	—
Occupancy and equipment	—	—	—	—	225
Loan and other real estate related expenses	—	—	—	—	—
Professional services	45	245	—	—	—
Data processing and network fees	—	2	—	—	—
Regulatory assessments and insurance	—	—	—	—	—
Amortization of intangibles	—	—	—	—	—
Other operating expenses	203	64	(6)	4,895	1,290
Taxes
Tax Effect of adjustments (1)	186	(30,065)	1,881	(4,254)	1,144

Core Net Income	$19,031	$18,079	$12,599	$9,813	$7,377

Average assets	$6,325,073	$6,038,970	$5,953,704	$5,738,087	$5,354,260
ROA (2)	1.23%	-1.13%	0.87%	-0.24%	0.69%
Core ROA (3)	1.21%	1.21%	0.84%	0.68%	0.55%

(1)	Tax effected at marginal income tax rate of 39% except for non tax deductible and discreet items. Core tax rate of 35% in 2015.
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Measures - Tangible Book Value Per Share

(Unaudited)

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands, except share and per share data)

Total assets	$6,607,198	$6,217,083	$5,957,628	$6,054,944	$5,641,708
Less:
Goodwill and other intangible assets	87,884	88,291	88,615	89,040	89,466

Tangible assets	$6,519,314	$6,128,792	$5,869,013	$5,965,904	$5,552,242

Total stockholders’ equity	$857,479	$846,834	$851,653	$835,727	$739,448
Less:
Goodwill and other intangible assets	87,884	88,291	88,615	89,040	89,466

Tangible stockholders’ equity	$769,595	$758,543	$763,038	$746,687	$649,982

Shares outstanding	41,423,199	41,443,031	41,409,698	41,409,698	35,892,154
Tangible book value per share	$18.58	$18.30	$18.43	$18.03	$18.11
Average assets	$6,325,073	$6,038,970	$5,953,704	$5,738,087	$5,354,260
Average equity	855,128	859,011	844,572	799,167	732,377
Average goodwill and other intangible assets	88,091	88,536	88,835	89,276	90,431
Tangible average equity to tangible average assets	12.3%	12.9%	12.9%	12.6%	12.2%
Tangible common equity ratio	11.8%	12.4%	13.0%	12.5%	11.7%

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

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2014 to June 30, 2015. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC.

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

FCB Financial Holdings, Inc.

(Registrant)

Date: August 7, 2015	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Paul D. Burner
Paul D. Burner
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)