Form 10-Q
period 2015-09-30
FCB FINANCIAL HOLDINGS, INC.
filed 2015-11-09
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the registrant had 36,901,374 shares of Class A Common Stock and 4,075,960 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.

FORM 10-Q

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$38,045	$25,397
Interest-earning deposits in other banks	46,714	81,688
Investment securities:
Available for sale securities, at fair value	1,467,819	1,359,098
Federal Home Loan Bank and other bank stock, at cost	65,955	66,891

Total investment securities	1,533,774	1,425,989

Loans held for sale	2,573	707
Loans:
New loans	4,158,997	3,103,417
Acquired loans ($0 and $273,366 covered by FDIC loss share, respectively)	647,139	826,173
Allowance for loan losses	(27,394)	(22,880)

Loans, net	4,778,742	3,906,710

FDIC loss share indemnification asset	—	63,168
Due from FDIC	—	1,735
Premises and equipment, net	37,351	38,962
Other real estate owned ($0 and $25,130 of foreclosed property covered by FDIC loss share, respectively)	40,405	74,527
Goodwill and other intangible assets	87,484	88,615
Deferred tax assets, net (including valuation allowance of $9,126 and $9,151, respectively)	78,090	47,441
Bank-owned life insurance	166,931	139,829
Other assets	78,580	62,860

Total assets	$6,888,689	$5,957,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$618,741	$593,025
Interest-bearing	2,678,410	2,308,657

Total transaction accounts	3,297,151	2,901,682
Time deposits	1,524,693	1,076,853

Total deposits	4,821,844	3,978,535
Borrowings (including FHLB advances of $986,050 and $983,686, respectively)	1,149,920	1,067,981
Other liabilities	61,047	59,459

Total liabilities	6,032,811	5,105,975

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 38,661,335, 35,396,962 issued and 36,895,120, 34,469,650 outstanding	39	36
Class B common stock, par value $0.001 per share; 50 million shares authorized; 4,281,212, 7,132,180 issued and 4,089,080, 6,940,048 outstanding	4	7
Additional paid-in capital	846,017	834,538
Retained earnings	58,786	35,144
Accumulated other comprehensive income (loss)	(2,905)	679
Treasury stock, at cost; 1,766,215, 927,312 Class A and 192,132, 192,132 Class B common shares	(46,063)	(18,751)

Total stockholders’ equity	855,878	851,653

Total liabilities and stockholders’ equity	$6,888,689	$5,957,628

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$51,670	$42,085	$139,178	$114,770
Interest and dividends on investment securities	13,315	11,530	38,594	32,094
Other interest income	38	37	111	158

Total interest income	65,023	53,652	177,883	147,022

Interest expense:
Interest on deposits	6,846	6,124	18,422	17,266
Interest on borrowings	1,408	1,633	3,634	4,363

Total interest expense	8,254	7,757	22,056	21,629

Net interest income	56,769	45,895	155,827	125,393
Provision for loan losses	675	2,805	4,494	7,131

Net interest income after provision for loan losses	56,094	43,090	151,333	118,262

Noninterest income:
Service charges and fees	823	738	2,358	2,183
Loan and other fees	1,783	1,238	6,186	4,523
Bank-owned life insurance income	1,101	1,151	3,295	3,007
FDIC loss share indemnification loss	—	(5,862)	(65,529)	(16,101)
Income from resolution of acquired assets	2,225	1,109	8,495	3,838
Gain (loss) on sales of other real estate owned	228	(128)	7,398	(56)
Gain (loss) on investment securities	166	2,785	1,934	9,728
Other noninterest income	746	1,319	2,998	4,466

Total noninterest income	7,072	2,350	(32,865)	11,588

Noninterest expense:
Salaries and employee benefits	16,840	28,525	51,271	58,356
Occupancy and equipment expenses	3,368	3,606	10,451	10,816
Loan and other real estate related expenses	1,939	3,203	5,440	10,302
Professional services	1,166	1,203	3,761	4,387
Data processing and network	2,433	2,538	7,952	8,105
Regulatory assessments and insurance	1,919	2,466	6,130	6,160
Amortization of intangibles	400	426	1,231	1,285
Other operating expenses	2,641	6,992	7,167	14,758

Total noninterest expense	30,706	48,959	93,403	114,169

Income (loss) before income tax expense (benefit)	32,460	(3,519)	25,065	15,681
Income tax expense (benefit)	11,320	(97)	1,423	6,409

Net income (loss)	$21,140	$(3,422)	$23,642	$9,272

Earnings (loss) per share:
Basic	$0.51	$(0.09)	$0.57	$0.25
Diluted	$0.48	$(0.09)	$0.55	$0.25
Weighted average shares outstanding:
Basic	41,381,482	38,952,127	41,410,494	36,923,354
Diluted	43,798,378	38,952,127	43,112,947	37,094,590

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$21,140	$(3,422)	$23,642	$9,272
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $1,784, $5,001, $1,283 and $(2,605), respectively	(2,841)	(7,961)	(2,042)	4,148
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $90, $818, $969, and $2,298, respectively	(142)	(1,303)	(1,542)	(3,660)

Total other comprehensive income (loss)	(2,983)	(9,264)	(3,584)	488

Total comprehensive income (loss)	$18,157	$(12,686)	$20,058	$9,760

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in	Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Class A	Class B	Capital	(Deficit)	Stock	Income (Loss)	Equity
Balance as of January 1, 2014	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114
Net income (loss)	—	—	—	—	—	9,272	—	—	9,272
Shares issued in offering, net	5,274,045	—	6	—	104,469	—	—	—	104,475
Settlement of RSU shares	243,499	—	—	—	(5,688)	—	—	—	(5,688)
Deferred placement fee	—	—	—	—	(10,000)	—	—	—	(10,000)
Exchange of B shares to A shares	885,367	(885,367)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	20,571	—	—	—	20,571
Other	—	—	—	—	495	—	—	—	495
Other comprehensive income (loss)	—	—	—	—	—	—	—	488	488

Balance as of September 30, 2014	34,467,913	6,941,785	$36	$7	$833,478	$22,044	$(18,751)	$(1,087)	$835,727

Balance as of January 1, 2015	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income (loss)	—	—	—	—	—	23,642	—	—	23,642
Exchange of B shares to A shares	2,850,968	(2,850,968)	3	(3)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	4,588	—	—	—	4,588
Treasury stock purchase	(838,903)						(27,312)		(27,312)
Exercise of stock options	413,405				6,935				6,935
Other	—	—	—	—	(44)	—	—	—	(44)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,584)	(3,584)

Balance as of September 30, 2015	36,895,120	4,089,080	$39	$4	$846,017	$58,786	$(46,063)	$(2,905)	$855,878

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$23,642	$9,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	4,494	7,131
Amortization of intangible assets	1,231	1,285
Depreciation and amortization of premises and equipment	2,866	2,917
Amortization of discount on loans	(2,272)	(2,899)
Net amortization (accretion) of premium (discount) on investment securities	1,515	1,777
Net amortization (accretion) of premium (discount) on time deposits	(306)	(1,358)
Net amortization (accretion) on FHLB advances and other borrowings	(1,950)	(870)
Impairment of other real estate owned	296	1,690
FDIC loss share indemnification loss	65,529	16,101
(Gain) loss on investment securities	(1,934)	(9,728)
(Gain) loss on sale of loans	—	(611)
(Gain) loss on sale of other real estate owned	(7,398)	56
(Gain) loss on sale of premises and equipment	112	21
Deferred tax expense	(29,882)	—
Stock-based compensation and warrant expense	4,156	20,571
Increase in cash surrender value of BOLI	(3,295)	(3,007)
Net change in operating assets and liabilities:
Net change in loans held for sale	(1,866)	(50)
Collection from FDIC on loss share indemnification asset	—	6,566
Settlement of FDIC loss share agreement	(14,815)	—
Net change in other assets	(1,909)	(22,438)
Net change in other liabilities	1,977	16,463

Net cash provided by (used in) operating activities	40,191	42,889

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(584,979)	(1,166,550)
Sales of investment securities available for sale	351,620	696,919
Paydown and maturities of investment securities held to maturity	—	372
Paydown and maturities of investment securities available for sale	121,028	118,593
Purchase of FHLB and other bank stock	(51,881)	(59,175)
Sales of FHLB and other bank stock	52,817	24,144
Net cash paid in acquisition	—	(14,073)
Net change in loans	(664,119)	(557,435)
Purchase of loans	(241,727)	(234,473)
Proceeds from sale of loans	12,770	23,329
Purchase of bank-owned life insurance	(25,000)	(60,000)
Proceeds from sale of other real estate owned	60,046	27,225
Purchase of premises and equipment	(1,367)	(1,603)
Proceeds from the sale of premises and equipment	—	22
Proceeds from life insurance	1,193	—

Net cash provided by (used in) investing activities	(969,599)	(1,202,705)

Cash Flows From Financing Activities:
Net change in deposits	843,615	335,209
Net change in FHLB advances and other borrowings	2,364	637,811
Net change in repurchase agreements	81,525	(1,073)
Repurchase of stock	(27,312)	—
Proceeds from capital raise, net	—	104,475
Deferred placement fee	—	(10,000)
Settlement of RSU shares	—	(5,688)
Exercise of stock options	6,935	—
Other financing costs	(45)	495

Net cash provided by (used in) financing activities	907,082	1,061,229

Net Change in Cash and Cash Equivalents	(22,326)	(98,587)
Cash and Cash Equivalents at Beginning of Period	107,085	239,217

Cash and Cash Equivalents at End of Period	$84,759	$140,630

Supplemental Disclosures of Cash Flow Information:
Interest paid	$21,906	$21,030
Income taxes paid	36,304	9,932
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$18,822	$17,716
Fair value of assets acquired	—	957,324
Goodwill recorded	—	47,355
Liabilities assumed	—	962,194
Securities purchased not settled	9,166	18,151
Securities sold not settled	6,135	35,318

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

Nature of Operations

FCB Financial Holdings, Inc., formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 49 banking centers located in Florida at September 30, 2015.

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

For the 2014 Consolidated Statements of Cash Flows, the Company reclassified $11.9 million to operating activities from investing activities related to the settlement of investment securities and $22.8 million to operating activities from investing activities related to accretion income on acquired loans. In addition, the Company reclassified cash collections of $6.6 million from the FDIC on loss share indemnification assets from investing activities to operating activities. Management does not believe these adjustments are material to the consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public entities, this guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, including emerging growth companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not yet been made available for issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
September 30, 2015	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$5,098	$130	$—	$5,228
U.S. Government agencies and sponsored enterprises mortgage-backed securities	360,892	6,646	278	367,260
State and municipal obligations	2,040	195	—	2,235
Asset-backed securities	502,855	995	4,756	499,094
Corporate bonds and other debt securities	430,503	2,184	6,219	426,468
Preferred stock and other equity securities	171,161	253	3,880	167,534

Total available for sale	$1,472,549	$10,403	$15,133	$1,467,819

	Amortized	Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$6,078	$18	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	497,384	5,172	904	501,652
State and municipal obligations	2,039	238	—	2,277
Asset-backed securities	482,969	1,424	6,192	478,201
Corporate bonds and other debt securities	256,155	3,024	496	258,683
Preferred stock and other equity securities	113,367	261	1,439	112,189

Total available for sale	$1,357,992	$10,137	$9,031	$1,359,098

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $639.9 million and $685.3 million at September 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
September 30, 2015	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$5,000	$5,087
Due after one year through five years	83,209	82,394
Due after five years through ten years	77,505	76,346
Due after ten years	266,829	264,876
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	868,845	871,582
Preferred stock and other equity securities	171,161	167,534

Total available for sale	$1,472,549	$1,467,819

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	19,128	168	13,476	110	32,604	278
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	269,746	2,776	79,459	1,980	349,205	4,756
Corporate bonds and other debt securities	308,728	6,219	—	—	308,728	6,219
Preferred stock and other equity securities	135,801	3,322	19,450	558	155,251	3,880

Total available for sale	$733,403	$12,485	$112,385	$2,648	$845,788	$15,133

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	71,539	330	43,090	574	114,629	904
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	337,123	5,143	31,898	1,049	369,021	6,192
Corporate bonds and other debt securities	78,487	496	—	—	78,487	496
Preferred stock and other equity securities	53,064	737	10,606	702	63,670	1,439

Total available for sale	$540,213	$6,706	$85,594	$2,325	$625,807	$9,031

At September 30, 2015, the Company’s security portfolio consisted of 299 securities, of which 153 securities were in an unrealized loss position. A total of 128 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates. All securities available for sale at September 30, 2015 and December 31, 2014 were investment grade based on ratings from recognized rating agencies.

The Company monitors its investment securities for other-than-temporary impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, with the relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at September 30, 2015. The following describes the basis under which the Company has evaluated OTTI:

U.S. Government Agencies and Sponsored Enterprises Obligations and Agency Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Government agencies and sponsored enterprises obligations and agency MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

Asset-Backed Securities and Corporate Bonds & Other Debt Securities:

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

Preferred Stock and Other Equity Securities:

The unrealized losses associated with preferred stock and other equity securities in large U.S. financial institutions are primarily driven by changes in interest rates. These securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

Gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross realized gains	$104	$3,057	$2,065	$10,954
Gross realized losses	(106)	(272)	(1,019)	(1,284)

Net realized gains (losses)	$(2)	$2,785	$1,046	$9,670

NOTE 3. LOANS, NET

The Company’s loan portfolio consists of new and acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations as New loans. The Company classifies loans acquired through business combinations as acquired loans. The acquired loan portfolio is further classified as “Covered Loans”, loans subject to loss sharing with the FDIC, and “Non-Covered Loans”, acquired loans without loss share reimbursement. Additionally, the New loan portfolio is classified as “Non-

Covered Loans”. A portion of the acquired loan portfolio, both Covered and Non-Covered Loans, exhibited evidence of deterioration in credit quality since origination, and are accounted for under ASC 310-30. The remaining portfolio of acquired loans consists of loans that were not considered ASC 310-30 loans at acquisition and are classified as Non-ASC 310-30 loans.

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

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

	Covered Loans		Non-Covered Loans
September 30, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$—	$—	$259,411	$60,804	$991,451	$1,311,666
Owner-occupied commercial real estate	—	—	—	19,699	452,991	472,690
1-4 single family residential	—	—	69,915	86,832	1,326,180	1,482,927
Construction, land and development	—	—	32,996	6,319	430,690	470,005
Home equity loans and lines of credit	—	—	—	50,566	28,185	78,751

Total real estate loans	$—	$—	$362,322	$224,220	$3,229,497	$3,816,039

Other loans:
Commercial and industrial	$—	$—	$46,233	$11,504	$925,285	$983,022
Consumer	—	—	2,434	426	4,215	7,075

Total other loans	—	—	48,667	11,930	929,500	990,097

Total loans held in portfolio	$—	$—	$410,989	$236,150	$4,158,997	$4,806,136

Allowance for loan losses						(27,394)

Loans held in portfolio, net						$4,778,742

	Covered Loans		Non-Covered Loans
December 31, 2014	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$155,050	$6,202	$181,885	$63,944	$853,074	$1,260,155
Owner-occupied commercial real estate	—	2,411	—	12,431	281,703	296,545
1-4 single family residential	34,297	7,286	52,011	94,993	922,657	1,111,244
Construction, land and development	19,903	—	46,797	9,729	232,601	309,030
Home equity loans and lines of credit	—	10,785	—	43,919	11,826	66,530

Total real estate loans	$209,250	$26,684	$280,693	$225,016	$2,301,861	$3,043,504

Other loans:
Commercial and industrial	$32,531	$4,308	$34,967	$9,240	$795,000	$876,046
Consumer	557	36	2,246	645	6,556	10,040

Total other loans	33,088	4,344	37,213	9,885	801,556	886,086

Total loans held in portfolio	$242,338	$31,028	$317,906	$234,901	$3,103,417	$3,929,590

Allowance for loan losses						(22,880)

Loans held in portfolio, net						$3,906,710

(1)	Balance includes $4.3 million and $3.6 million of deferred fees, costs, premiums and discounts as of September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, the unpaid principal balances (“UPB”) of ASC 310-30 loans were $530.9 million and $725.9 million, respectively. At September 30, 2015 and December 31, 2014, the Company had pledged loans as collateral for FHLB advances of $1.93 billion and $1.63 billion, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2015 totaled $9.9 million. The Company held $481.1 million and $445.6 million of syndicated national loans as of September 30, 2015 and December 31, 2014, respectively.

During the three and nine months ended September 30, 2015, the Company purchased $0.0 and $233.6 million, respectively, in residential mortgage loans from third parties. During the three and nine months ended September 30, 2014, the Company purchased approximately $156.6 million and $227.8 million, respectively, in residential mortgage loans from third parties.

During the three and nine months ended September 30, 2015, the Company sold approximately $26.4 million and $45.9 million, respectively, in loans to third parties. During the three and nine months ended September 30, 2014, the Company sold approximately $4.3 million and $33.2 million, respectively, in loans to third parties.

The accretable discount on ASC 310-30 loan pools represents the amount by which the undiscounted expected cash flows on such pools exceed its carrying value. The increase in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $28.6 million and $19.5 million in non-accretable difference to accretable discount during the nine months ended September 30, 2015 and 2014, respectively.

Changes in accretable discount for ASC 310-30 loans for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Balance at January 1,	$156,197	$148,501
Additions to accretable discount from GFB acquisition	—	40,444
Accretion	(38,273)	(46,956)
Reclassifications from non-accretable difference	28,638	19,543

Balance at September 30,	$146,562	$161,532

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

Changes in the ALL by loan portfolio and segment for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

Provision (credit) for ASC 310-30 loans	(791)	—	(38)	(310)	—	(67)	30	(1,176)
Provision (credit) for non-ASC 310-30 loans	(110)	14	11	(20)	74	41	6	16
Provision (credit) for New loans	(390)	45	203	251	41	1,712	(27)	1,835

Total provision	(1,291)	59	176	(79)	115	1,686	9	675

Charge-offs for ASC 310-30 loans	(65)	—	(224)	—	—	(57)	—	(346)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(37)	—	(8)	(45)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(65)	—	(224)	—	(37)	(57)	(8)	(391)

Recoveries for ASC 310-30 loans	—	—	18	18	—	23	—	59
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5

Total recoveries	—	—	18	18	—	28	—	64

Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419

Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2014	$6,354	$806	$2,426	$1,935	$113	$5,924	$326	$17,884

Provision (credit) for ASC 310-30 loans	785	—	—	(1)	—	(290)	(9)	485
Provision (credit) for non-ASC 310-30 loans	109	16	144	29	264	15	1	578
Provision (credit) for New loans	221	90	1,015	137	7	273	(1)	1,742

Total provision	1,115	106	1,159	165	271	(2)	(9)	2,805

Charge-offs for ASC 310-30 loans	—	—	—	1	—	(93)	(10)	(102)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(173)	—	—	(173)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	—	—	—	1	(173)	(93)	(10)	(275)

Recoveries for ASC 310-30 loans	24	—	—	—	—	—	1	25
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	1	—	1

Total recoveries	24	—	—	—	—	1	1	26

Ending ALL balance
ASC 310-30 loans	3,692	—	207	660	—	976	280	5,815
Non-ASC 310-30 loans	117	23	151	29	123	21	4	468
New loans	3,684	889	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$7,493	$912	$3,585	$2,101	$211	$5,830	$308	$20,440

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(1,656)	—	(37)	(508)	—	52	187	(1,962)
Provision (credit) for non-ASC 310-30 loans	770	10	60	(39)	221	33	6	1,061
Provision (credit) for New loans	846	577	1,341	703	102	1,852	(26)	5,395

Total provision	(40)	587	1,364	156	323	1,937	167	4,494

Charge-offs for ASC 310-30 loans	(270)	—	(431)	(56)	—	(132)	(60)	(949)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(37)	—	(8)	(173)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(270)	—	(559)	(56)	(37)	(132)	(68)	(1,122)

Recoveries for ASC 310-30 loans	400	—	169	407	—	154	—	1,130
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12

Total recoveries	400	—	169	407	—	166	—	1,142

Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419

Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	976	—	152	132	—	(1,161)	223	322
Provision (credit) for non-ASC 310-30 loans	112	18	99	29	260	39	33	590
Provision (credit) for New loans	1,906	518	1,921	578	(38)	1,327	7	6,219

Total provision	2,994	536	2,172	739	222	205	263	7,131

Charge-offs for ASC 310-30 loans	(74)	—	(30)	(1,244)	—	(203)	(101)	(1,652)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(276)	(24)	(29)	(329)
Charge-offs for New loans	—	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	—	(30)	(1,244)	(276)	(575)	(130)	(2,329)

Recoveries for ASC 310-30 loans	115	—	—	787	—	1	1	904
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	1	—	1

Total recoveries	115	—	—	787	—	2	1	905

Ending ALL balance
ASC 310-30 loans	3,692	—	207	660	—	976	280	5,815
Non-ASC 310-30 loans	117	23	151	29	123	21	4	468
New loans	3,684	889	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$7,493	$912	$3,585	$2,101	$211	$5,830	$308	$20,440

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

The following tables present an aging analysis of the recorded investment of delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
September 30, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	2,354	—	455	2,809
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	—	2,354	—	455	2,809

Other loans:
Commercial and industrial	—	—	—	14	14
Consumer	—	—	—	—	—

Total other loans	—	—	—	14	14

Total new loans	$—	$2,354	$—	$469	$2,823

Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$5,456	$5,456
Owner-occupied commercial real estate	—	—	—	4	4
1-4 single family residential	—	99	—	2,900	2,999
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	610	620	—	2,367	3,597

Total real estate loans	610	719	—	10,727	12,056

Other loans:
Commercial and industrial	233	—	—	2,799	3,032
Consumer	22	13	—	—	35

Total other loans	255	13	—	2,799	3,067

Total acquired loans	$865	$732	$—	$13,526	$15,123

	Accruing
December 31, 2014	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	6,206	727	—	116	7,049
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	6,206	727	—	116	7,049

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$6,206	$727	$—	$116	$7,049

Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,866	$4,866
Owner-occupied commercial real estate	—	—	—	211	211
1-4 single family residential	1,877	86	—	1,766	3,729
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	384	456	—	3,005	3,845

Total real estate loans	2,261	542	—	9,848	12,651

Other loans:
Commercial and industrial	—	192	—	1,222	1,414
Consumer	14	—	—	—	14

Total other loans	14	192	—	1,222	1,428

Total acquired loans	$2,275	$734	$—	$11,070	$14,079

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

The following table summarizes the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

September 30, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$991,451	$—	$—	$—
Owner-occupied commercial real estate	452,991	—	—	—
Construction, land and development	430,690	—	—	—
Commercial and industrial	925,271	—	14	—

Total new loans	$2,800,403	$—	$14	$—

Acquired loans:
Commercial real estate	$54,970	$—	$5,834	$—
Owner-occupied commercial real estate	19,695	—	4	—
Construction, land and development	6,319	—	—	—
Commercial and industrial	6,853	1,482	3,169	—

Total aquired loans	$87,837	$1,482	$9,007	$—

December 31, 2014	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$853,044	$—	$30	$—
Owner-occupied commercial real estate	281,703	—	—	—
Construction, land and development	232,601	—	—	—
Commercial and industrial	795,000	—	—	—

Total new loans	$2,162,348	$—	$30	$—

Acquired loans:
Commercial real estate	$65,173	$107	$4,866	$—
Owner-occupied commercial real estate	13,822	421	599	—
Construction, land and development	9,729	—	—	—
Commercial and industrial	9,184	2,147	2,217	—

Total acquired loans	$97,908	$2,675	$7,682	$—

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans—Recorded Investment			Allowance for Credit Loss
September 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310-30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$991,451	$—	$—	$5,302	$—
Owner-occupied commercial real estate	—	452,991	—	—	1,539	—
1-4 single family residential	—	1,326,180	—	—	5,342	—
Construction, land and development	—	430,690	—	—	2,426	—
Home equity loans and lines of credit	—	28,185	—	—	172	—

Total real estate loans	$—	$3,229,497	$—	$—	$14,781	$—

Other loans
Commercial and industrial	$—	$925,285	$—	$—	$6,602	$—
Consumer	—	4,215	—	—	36	—

Total other loans	$—	$929,500	$—	$—	$6,638	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,991	$55,813	$259,411	$996	$269	$1,729
Owner-occupied commercial real estate	—	19,699	—	—	68	—
1-4 single family residential	—	86,832	69,915	—	346	26
Construction, land and development	—	6,319	32,996	—	36	501
Home equity loans and lines of credit	941	49,625	—	172	297	—

Total real estate loans	$5,932	$218,288	$362,322	$1,168	$1,016	$2,256

Other loans
Commercial and industrial	$535	$10,969	$46,233	$—	$82	$1,032
Consumer	—	426	2,434	—	4	417

Total other loans	$535	$11,395	$48,667	$—	$86	$1,449

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310-30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$853,074	$—	$—	$4,456	$—
Owner-occupied commercial real estate	—	281,703	—	—	962	—
1-4 single family residential	—	922,657	—	—	4,001	—
Construction, land and development	—	232,601	—	—	1,723	—
Home equity loans and lines of credit	—	11,826	—	—	70	—

Total real estate loans	$—	$2,301,861	$—	$—	$11,212	$—

Other loans
Commercial and industrial	$—	$795,000	$—	$—	$4,738	$—
Consumer	—	6,556	—	—	62	—

Total other loans	$—	$801,556	$—	$—	$4,800	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$4,754	$65,392	$336,935	$174	$321	$3,255
Owner-occupied commercial real estate	—	14,842	—	—	58	—
1-4 single family residential	—	102,279	86,308	—	414	325
Construction, land and development	—	9,729	66,700	—	75	658
Home equity loans and lines of credit	—	54,704	—	—	285	—

Total real estate loans	$4,754	$246,946	$489,943	$174	$1,153	$4,238

Other loans
Commercial and industrial	$—	$13,548	$67,498	$—	$49	$958
Consumer	—	681	2,803	—	6	290

Total other loans	$—	$14,229	$70,301	$—	$55	$1,248

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,722	$5,049	$996	$269	$288
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	421	494	172	520	548

Total real estate loans	$5,143	$5,543	$1,168	$789	$836

Other loans
Commercial and industrial	$—	$—	$—	$535	$750
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$535	$750

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$354	$354	$174	$4,400	$4,595
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$354	$354	$174	$4,400	$4,595

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$231	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	523	—	184	—

Total real estate loans	$754	$—	$184	$—

Other loans:
Commercial and industrial	$547	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$547	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,734	$—	$4,624	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	424	—	—	—

Total real estate loans	$5,158	$—	$4,624	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$151	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	527	—	184	—

Total real estate loans	$678	$—	$184	$—

Other loans:
Commercial and industrial	$542	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$542	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,843	$—	$4,687	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	436	—	—	—

Total real estate loans	$5,279	$—	$4,687	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

NOTE 5. COVERED ASSETS AND LOSS SHARING AGREEMENTS

On March 4, 2015, the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements which were entered into in 2010 and 2011 in conjunction with the Bank’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of six failed banks in FDIC-assisted acquisitions. Under the early termination agreements, all rights and obligations of the Bank and the FDIC under the loss share agreements, including the clawback provisions, have been eliminated.

The Bank paid the FDIC $14.8 million as consideration for the early termination to settle its obligation under the FDIC Clawback Liability. The early termination was recorded in the Bank’s financial statements by removing the FDIC Indemnification Asset receivable, the FDIC Clawback liability and recording a one-time, pre-tax loss on termination of $65.5 million.

The following table summarizes the carrying value of assets covered by the loss sharing agreements:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Loans, excluding allowance for loan losses	$—	$273,366
OREO	—	25,130

Total Covered Assets	$—	$298,496

Subsequent to acquisition, when a provision for loan loss is required for a loan that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statements of income based on the applicable loss sharing ratio. Increases in the loss share indemnification asset of $2.7 million were included in noninterest income for the nine months ended September 30, 2014, related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification asset for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$74,853	$63,168	$87,229
Termination of FDIC loss sharing agreements	—	—	(63,168)	—
Reimbursable expenses	—	648	—	3,801
Amortization	—	(6,272)	—	(17,677)
Income resulting from impairment and charge-off of covered assets, net	—	1,474	—	2,680
Expense resulting from recoupment and disposition of covered assets, net	—	(678)	—	(3,101)
FDIC claims submissions	—	(105)	—	(3,012)

Balance at end of period	$—	$69,920	$—	$69,920

The following table summarizes the changes in the clawback liability, included in other liabilities, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$12,525	$13,846	$11,753
Termination of FDIC loss sharing agreements	—	—	(13,846)	—
Amortization impact	—	190	—	547
Remeasurement impact	—	842	—	1,257

Balance at end of period	$—	$13,557	$—	$13,557

NOTE 6. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $892 thousand and $813 thousand of customer swap fees in noninterest income in the accompanying consolidated statements of income for the three months ended September 30, 2015 and 2014, respectively and $3.7 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense on the statements of income for the three or nine months ended September 30, 2015 or 2014. No derivative positions held by the Company as of September 30, 2015 were designated as hedging instruments under ASC 815-10.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

September 30, 2015	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$614,353	$27,143	$8,298	$3
Interest rate contracts—pay fixed, receive floating	—	—	622,651	27,140

Total derivatives	$614,353	$27,143	$630,949	$27,143

December 31, 2014	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$464,890	$14,328	$8,298	$39
Interest rate contracts—pay fixed, receive floating	—	—	473,188	14,289

Total derivatives	$464,890	$14,328	$481,486	$14,328

The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

September 30, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$27,143	$(3)	$27,140

Total	$27,143	$(3)	$27,140

December 31, 2014	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$14,328	$(39)	$14,289

Total	$14,328	$(39)	$14,289

At September 30, 2015, the Company has pledged investment securities available for sale with a carrying amount of $22.4 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of September 30, 2015 and December 31, 2014, substantially all of the floating rate terms within the interest rate swaps held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 7. DEPOSITS

The following table sets forth the Company’s deposits by category:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Noninterest-bearing demand deposits	$618,741	$593,025
Interest-bearing demand deposits	404,085	122,380
Interest-bearing NOW accounts	350,602	374,399
Savings and money market accounts	1,923,723	1,811,878
Time deposits	1,524,693	1,076,853

Total deposits	$4,821,844	$3,978,535

Time deposits $100,000 and greater	$1,051,929	$689,439
Time deposits greater than $250,000	435,345	226,895

The aggregate amount of overdraft demand deposits reclassified to loans was $419 thousand at September 30, 2015. The aggregate amount of maturities for time deposits for each of the five years as of September 30, 2015 totaled $989.0 million, $362.9 million, $154.9 million, $11.0 million and $6.7 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $424.8 million and $338.2 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended September 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$127	$(49)	$78	$13,313	$(5,136)	$8,177
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(4,625)	1,784	(2,841)	(12,962)	5,001	(7,961)
Amounts reclassified to (gain) loss on investment securities	(232)	90	(142)	(2,121)	818	(1,303)

Balance at end of period	$(4,730)	$1,825	$(2,905)	$(1,770)	$683	$(1,087)

	Nine Months Ended September 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,106	$(427)	$679	$(2,565)	$990	$(1,575)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(3,325)	1,283	(2,042)	6,753	(2,605)	4,148
Amounts reclassified to (gain) loss on investment securities	(2,511)	969	(1,542)	(5,958)	2,298	(3,660)

Balance at end of period	$(4,730)	$1,825	$(2,905)	$(1,770)	$683	$(1,087)

NOTE 9. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflect the effect of common stock equivalents, including stock options and unvested shares, calculated using the treasury stock method. Common stock equivalents are excluded from the computation of diluted EPS in periods in which the effect is anti-dilutive.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Net income (loss) available to common stockholders	$21,140	$(3,422)	$23,642	$9,272

Weighted average number of common shares—basic	41,381,482	38,952,127	41,410,494	36,923,354
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	2,416,896	—	1,702,453	171,236

Weighted average number of common shares—diluted	43,798,378	38,952,127	43,112,947	37,094,590

Basic earnings (loss) per share	$0.51	$(0.09)	$0.57	$0.25

Diluted earnings (loss) per share	$0.48	$(0.09)	$0.55	$0.25

Anti-dilutive warrants, stock options and RSUs	120,500	9,534,756	531,610	8,378,217

NOTE 10. INCOME TAXES

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended September 30, 2015 was 34.9% compared to a tax benefit of 2.8% for the three months ended September 30, 2014. The increase in the effective tax rate for the third quarter of 2015 was primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate, and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions, and certain stock-based compensation awards.

The effective tax rates for the nine months ended September 30, 2015 and 2014, were 5.7% and 40.9%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2015 reflects a net tax benefit due to the loss associated with the early termination of the FDIC loss share agreements and a deferred tax asset benefit associated with a revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank on January 31, 2014.

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

Option grant activities for the periods indicated are summarized as follows:

	2009 Option Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Outstanding at beginning of period	4,074,583	3,686,000	4,135,250	3,688,500
Granted	—	391,500	—	631,500
Exercised	(272,671)	—	(309,506)	—
Forfeited	(750)	(5,166)	(24,081)	(19,332)
Expired	—	—	(501)	(228,334)

Outstanding at end of period	3,801,162	4,072,334	3,801,162	4,072,334

At September 30, 2015, there were no shares available for award from the 2009 Option Plan and total vested and exercisable shares of 3,199,397 were outstanding.

The total unrecognized compensation cost of $3.1 million related to the 2009 Option Plan for share awards outstanding at September 30, 2015 will be recognized over a weighted average remaining period of 1.93 years.

2013 Stock Incentive Plan

For the three or nine months ended September 30, 2014, no awards were granted by the Company from the 2013 Stock Incentive Plan (“2013 Plan”).

For the three months ended September 30, 2015, no awards were granted by the Company from the 2013 Plan.

During the nine months ended September 30, 2015, the Company granted 129,000 stock options from the 2013 Plan to directors that vest at a rate of 25% per calendar quarter in 2015 and 120,500 stock options to employees that vest at a rate of 33 1/3% on the first, second and third year anniversaries of the grant date (“Three Year Vesting Period”). The options have a weighted average exercise price of $25.61, based on the fair value of the Company’s stock on the date of grant and an aggregate fair value of $1.8 million. The options granted to directors and employees expire 10 years from grant date.

Option grant activities for the periods indicated are summarized as follows:

	2013 Option Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Outstanding at beginning of period	2,400,000	2,170,500	2,170,500	2,173,000
Granted	—	—	249,500	—
Exercised	(26,313)	—	(32,979)	—
Forfeited	—	—	(13,334)	(2,500)
Expired	—	—	—	—

Outstanding at end of period	2,373,687	2,170,500	2,373,687	2,170,500

At September 30, 2015, based on the number of stock options outstanding, there were 93,334 shares available for award from the 2013 Plan and total vested and exercisable shares of 754,999.

The total unrecognized compensation cost of $2.2 million related to the 2013 Equity Incentive Plan for share awards outstanding at September 30, 2015 will be recognized over a weighted average remaining period of 1.59 years.

Long-Term Award Granted

During the nine months ended September 30, 2015, the Compensation Committee of the Board of Directors of the Company approved an executive long-term award for the period ending December 31, 2017. The award grants cash phantom units (“CPUs”), the value of which is determined by the Company’s common share price at the end of the award period. Based on the estimated value of the award, the Company recognized $0.9 million of compensation expense for the nine month period ended September 30, 2015.

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

The Company’s exposure to credit loss is represented by the contractual amount of commitments. As of September 30, 2015 and December 31, 2014 the Company’s reserve for unfunded commitments totaled $1.7 million and $1.2 million, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term. Amounts funded under non-cancelable commitments in effect at the date of acquisition are Covered Assets under the loss-sharing agreements, if applicable, and if certain conditions are met.

Financial Instruments Commitments

Unfunded commitments are as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to fund loans	$508,721	$351,369
Unused lines of credit	248,385	199,880
Commercial and standby letters of credit	14,515	10,223

Total	$771,621	$561,472

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

Investment Securities—Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2, and include U.S. Government agencies and sponsored enterprises obligations and agency mortgage-backed securities; state and municipal obligations; asset-backed securities; and corporate debt and other securities. Pricing of these securities is generally spread driven.

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

For the nine months ended September 30, 2015 and 2014, the Company has not realized any losses due to the counterparty’s inability to pay any net uncollateralized position. As of September 30, 2015, there were no interest rate derivatives classified as Level 3.

Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of EAAs. The estimated fair value of the EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities is determined in accordance with the terms of each agreement. Management assigns a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value is the basis for estimating the fair value of the contingent consideration. As of September 30, 2015, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$5,228	$—	$5,228
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	367,260	—	367,260
State and municipal obligations	—	2,235	—	2,235
Asset-backed securities	—	499,094	—	499,094
Corporate bonds and other debt securities	—	426,468	—	426,468
Preferred stocks and other equity securities	2,064	165,470	—	167,534
Derivative assets—Interest rate contracts	—	27,143	—	27,143

Total	$2,064	$1,492,898	$—	$1,494,962

Liabilities:
Derivative liabilities—Interest rate contracts	$—	$27,143	$—	$27,143
Clawback liability	—	—	—	—

Total	$—	$27,143	$—	$27,143

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$6,096	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	501,652	—	501,652
State and municipal obligations	—	2,277	—	2,277
Asset-backed securities	—	478,201	—	478,201
Corporate bonds and other debt securities	—	258,683	—	258,683
Preferred stocks and other equity securities	23,594	88,595	—	112,189
Derivative assets—Interest rate contracts	—	14,328	—	14,328

Total	$23,594	$1,349,832	$—	$1,373,426

Liabilities:
Derivative liabilities—Interest rate contracts	$—	$14,328	$—	$14,328
Clawback liability	—	—	13,846	13,846

Total	$—	$14,328	$13,846	$28,174

There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2015 or 2014.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Three Months Ended September 30,
	2015		2014
	Clawback Liability	EAAs	Clawback Liability	EAAs
	(Dollars in thousands)
Balance at beginnning of period	$—	$—	$12,525	$1,814
Losses (gains) included in other noninterest expenses	—	—	1,032	766
Termination of FDIC loss sharing agreements	—	—	—	—
Final EAA settlement on FCB	—	—	—	(1,458)
Final EAA settlement on PAB	—	—	—	(1,122)

Balance at end of period	$—	$—	$13,557	$—

	Nine Months Ended September 30,
	2015		2014
	Clawback Liability	EAAs	Clawback Liability	EAAs
	(Dollars in thousands)
Balance at beginnning of period	$13,846	$—	$11,753	$1,114
Losses (gains) included in other noninterest expenses	—	—	1,804	1,466
Termination of FDIC loss sharing agreements	(13,846)	—	—	—
Final EAA settlement on FCB	—	—	—	(1,458)
Final EAA settlement on PAB	—	—	—	(1,122)

Balance at end of period	$—	$—	$13,557	$—

The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2015 and 2014, there was not a change in the methods or significant assumptions used to estimate fair value.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Non-recurring:
Loans	$4,847,857	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%
Other real estate owned	40,405	Third party appraisals	Collateral discounts and estimated cost to sell	10%

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets that are still held (classified in Level 3):
Impaired loans	$6,467	$4,754
Foreclosed real estate	40,405	74,527

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$—	$4	$1,011	$4
Foreclosed real estate	122	958	242	1,690

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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

September 30, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$84,759	$84,759	$84,759	$—	$—
Available for sale securities	1,467,819	1,467,819	2,064	1,465,755	—
FHLB and other bank stock	65,955	65,955	—	65,955	—
Loans, net	4,778,742	4,847,857	—	—	4,847,857
Loans held for sale	2,573	2,573	—	2,573	—
Loss share indemnification asset	—	—	—	—	—
Due from FDIC	—	—	—	—	—
Bank-owned life insurance	166,931	166,931	—	166,931	—
Derivative assets—Interest rate contracts	27,143	27,143	—	27,143	—
Financial Liabilities:
Deposits	$4,821,844	$4,825,458	$—	$4,825,458	$—
Advances from the FHLB and other borrowings	1,149,920	1,150,326	—	1,150,326	—
Derivative liabilities—Interest rate contracts	27,143	27,143	—	27,143	—
Clawback liability	—	—	—	—	—

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$107,085	$107,085	$107,085	$—	$—
Available for sale securities	1,359,098	1,359,098	23,594	1,335,504	—
FHLB and other bank stock	66,891	66,891	—	66,891	—
Loans, net	3,906,710	3,959,771	—	—	3,959,771
Loans held for sale	707	707	—	707	—
Loss share indemnification asset	63,168	27,976	—	—	27,976
Due from FDIC	1,735	1,735	—	1,735	—
Bank-owned life insurance	139,829	139,829	—	139,829	—
Derivative assets—Interest rate contracts	14,328	14,328	—	14,328	—
Financial Liabilities:
Deposits	$3,978,535	$3,977,629	$—	$3,977,629	$—
Advances from the FHLB and other borrowings	1,067,981	1,066,764	—	1,066,764	—
Derivative liabilities—Interest rate contracts	14,328	14,328	—	14,328	—
Clawback liability	13,846	13,846	—	—	13,846

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2015 and December 31, 2014, include cash and cash equivalents and due from FDIC.

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

Loss Share Indemnification Asset:

The fair value of the loss share indemnification asset is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium to take into account the Company’s credit risk, that incorporates the uncertainty related to the amounts and timing of the cash flows and other liquidity concerns as well as the counterparties credit risk. As of September 30, 2015, the Company had no remaining loss share indemnification asset, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

Due from FDIC:

The due from FDIC represents claims submitted to the Federal Deposit Insurance Corporation for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. As of September 30, 2015, the Company had no remaining receivable from the FDIC, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

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

EAAs:

The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities are determined in accordance with the terms of each agreement. As of September 30, 2015, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2015 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 with the SEC.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting estimates and reporting policies include accounting for the ALL, determining fair value of financial instruments, valuation of goodwill and intangible assets, income taxes and the valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Summary of Significant Accounting Policies” included herein.

Corporate Profile

FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with one wholly-owned national bank subsidiary, Florida Community Bank, National Association. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 49 branches in south and central Florida. The Bank targets retail and commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.

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

Net Interest Income

Net interest income, a significant contributor to our revenues and net income, represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread, (4) our net interest margin and (5) our provision for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Capital

We manage capital based upon factors that include the level and quality of capital and overall financial condition of the Company, the trend and volume of problem assets, the adequacy of discounts and reserves, the level and quality of earnings, the risk exposures in our balance sheet, the levels of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets, total risk-based capital to risk-weighted assets and other factors.

Performance Highlights

Operating and financial highlights for the three months ended September 30, 2015 include the following:

•	Total net revenue of $63.8 million, up 32.3% year-over-year

•	EPS and Core EPS of $0.48 on a fully diluted basis

•	Total loan portfolio grew sequentially at an annualized rate of 24.4%

•	New loan fundings of $362.6 million during the quarter

•	Total deposits grew sequentially at an annualized rate of 31.6%

•	Demand deposits grew to 21.2% of total deposits during the quarter

•	Core efficiency ratio improved to 46.3%

•	ROA and Core ROA of 1.26%

•	Tangible book value per share was $18.75

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.

Analysis of Results of Operations

Net income available to common stockholders totaled $21.1 million, which generated diluted EPS of $0.48 in the third quarter of 2015. Net loss for the same period of 2014 totaled $3.4 million, which generated diluted EPS of $(0.09). The Company’s results of operations for the third quarter of 2015 produced an annualized return on average assets of 1.26% and an annualized return on average common stockholders’ equity of 9.73% compared to prior year ratios of (0.24)% and (1.70)%, respectively.

Net income available to common stockholders totaled $23.6 million for the nine months ended September 30, 2015, which generated diluted EPS of $0.55. Net income available to common stockholders for the nine months ended September 30, 2014 totaled $9.3 million, which generated diluted EPS of $0.25. The increase in earnings was driven by an increase in net interest income of $30.4 million and a decrease in noninterest expense of $20.8 million partially offset by a decrease in noninterest income of $44.5 million primarily due to the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of the FDIC loss share agreements on March 4, 2015. The Company’s results of operations for the nine months ended September 30, 2015 produced an annualized return on average assets of 0.50% and an annualized return on average common stockholders’ equity of 3.68% compared to prior year ratios of 0.23% and 1.65%, respectively.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$79,951	$38	0.19%	$76,682	$37	0.19%
New loans	3,950,873	33,823	3.35%	2,440,992	21,866	3.51%
Acquired loans (4)(5)	685,403	17,847	10.42%	903,941	20,219	8.95%
Investment securities	1,499,640	13,315	3.47%	1,800,988	11,530	2.51%

Total interest-earning assets	6,215,867	65,023	4.12%	5,222,603	53,652	4.05%

Non-earning assets:
FDIC loss share indemnification asset (6)	—			75,191
Noninterest-earning assets	434,393			440,293

Total assets	$6,650,260			$5,738,087

Interest-bearing liabilities:
Interest-bearing demand deposits	$369,381	$431	0.46%	$—	$—	0.00%
Interest-bearing NOW accounts	397,831	342	0.34%	396,361	347	0.35%
Savings and money market accounts	1,895,582	2,569	0.54%	1,721,444	2,790	0.64%
Time deposits (7)	1,380,658	3,504	1.01%	1,358,610	2,987	0.87%
FHLB advances and other borrowings (7)	1,119,429	1,408	0.49%	945,519	1,633	0.68%

Total interest-bearing liabilities	5,162,881	8,254	0.63%	4,421,934	7,757	0.69%

Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	578,699			459,189
Other liabilities	46,709			57,797
Stockholders’ equity	861,971			799,167

Total liabilities and stockholders’ equity	$6,650,260			$5,738,087

Net interest income		$56,769			$45,895

Net interest rate spread			3.49%			3.36%

Net interest margin			3.62%			3.49%

	Nine Months Ended September 30,
	2015			2014
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$77,826	$111	0.19%	$99,923	$158	0.21%
New loans	3,538,684	89,665	3.34%	2,116,530	56,722	3.53%
Acquired loans (4)(5)	737,216	49,513	8.95%	902,262	58,048	8.58%
Investment securities and other	1,524,992	38,594	3.34%	1,677,454	32,094	2.52%

Total interest-earning assets	5,878,718	177,883	4.00%	4,796,169	147,022	4.06%

Non-earning assets:
FDIC loss share indemnification asset (6)	14,520			79,996
Noninterest-earning assets	447,102			400,034

Total assets	$6,340,340			$5,276,199

Interest-bearing liabilities:
Interest-bearing demand deposits	$241,975	$789	0.44%	$—	$—	0.00%
Interest-bearing NOW accounts	401,805	1,026	0.34%	203,949	426	0.28%
Savings and money market accounts	1,844,735	7,357	0.53%	1,687,648	7,237	0.57%
Time deposits (7)	1,257,259	9,250	0.98%	1,411,376	9,603	0.91%
FHLB advances and other borrowings (7)	1,111,569	3,634	0.43%	761,555	4,363	0.76%

Total interest-bearing liabilities	4,857,343	22,056	0.61%	4,064,528	21,629	0.71%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	575,004			411,180
Other liabilities	49,279			48,955
Stockholders’ equity	858,714			751,536

Total liabilities and stockholders’ equity	$6,340,340			$5,276,199

Net interest income		$155,827			$125,393

Net interest rate spread			3.39%			3.35%

Net interest margin			3.54%			3.49%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.
(3)	Average rates are presented on an annualized basis.
(4)	Includes loans on nonaccrual status.
(5)	Net of allowance for loan losses.
(6)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(7)	Interest expense includes the impact from premium amortization.

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Three Months Ended September 30, 2015 compared to 2014
	Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$1	$—	$1
New loans	18,412	(6,455)	11,957
Acquired loans (1)	(17,237)	14,865	(2,372)
Investment securities	(9,981)	11,766	1,785

Total change in interest income	$(8,805)	$20,176	$11,371

Interest-bearing liabilities:
Interest-bearing demand deposits	$431	$—	$431
Interest-bearing NOW accounts	8	(13)	(5)
Savings and money market accounts	1,266	(1,487)	(221)
Time deposits (2)	47	470	517
FHLB advances and other borrowings (2)	1,337	(1,562)	(225)

Total change in interest expenses	3,089	(2,592)	497

Total change in net interest income	$(11,894)	$22,768	$10,874

	Nine Months Ended September 30, 2015 compared to 2014
	Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(33)	$(14)	$(47)
New loans	37,946	(5,003)	32,943
Acquired loans (1)	(12,309)	3,774	(8,535)
Investment securities	(4,587)	11,087	6,500

Total change in interest income	$21,017	$9,844	$30,861

Interest-bearing liabilities:
Interest-bearing demand deposits	$789	$—	$789
Interest-bearing NOW accounts	492	108	600
Savings and money market accounts	838	(718)	120
Time deposits (2)	(1,366)	1,013	(353)
FHLB advances and other borrowings (2)	2,210	(2,939)	(729)

Total change in interest expenses	2,963	(2,536)	427

Total change in net interest income	$18,054	$12,380	$30,434

(1)	Includes loans on nonaccrual status.
(2)	Interest expense includes the impact from premium amortization.
(3)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Third Quarter 2015 compared to Third Quarter 2014

Net interest income was $56.8 million for the third quarter of 2015, an increase of 23.7% compared to $45.9 million for the same period in 2014. The increase in net interest income reflects an $11.4 million increase in interest income, while interest expense remained flat over the period. For the three months ended September 30, 2015, average earning assets increased by $993.3 million, or 19.0%, compared to the same period of the prior year, while average interest-bearing liabilities increased $740.9 million, or 16.8%, compared to the three months ended September 30, 2014. The increase in interest income for the third quarter of 2015 was primarily due to a $12.0 million increase in interest income on New loans due to growth in the New loan portfolio. The average balance of New loans increased $1.51 billion, which offset the negative impact of the reduction in the average interest rate on New loans of 16 basis points. Interest income on acquired loans decreased $2.4 million for the three months ended September 30, 2015 compared to the third quarter of 2014, primarily driven by a decrease in the average balance of loans of $218.5 million due to runoff of the acquired loan portfolio, offset by an increase in the average interest rate on acquired loans of 147 basis points.

Interest expense on deposits increased $722 thousand for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $567.0 million, or 16.3%, increase in the average balance of interest-bearing deposits. The cost of deposits improved to 59 basis points for the period due to the shift from higher costing time deposits to lower costing demand deposits. The average rate paid on time deposits, including the impact of premium amortization, was 1.01% and 0.87% for the three months ended September 30, 2015 and 2014, respectively. Interest expense on FHLB advances and other borrowings totaled $1.4 million for the three months ended September 30, 2015 as compared to $1.6 million for the three months ended September 30, 2014. The decrease was primarily due to a 19 basis point decrease in average rate paid on borrowings, partially offset by an increase in the average balance of FHLB advances and other borrowings of $173.9 million.

The net interest margin for the three months ended September 30, 2015 was 3.62%, an increase of 13 basis points compared to 3.49% for the three months ended September 30, 2014. The average yield on interest-earning assets increased by 7 basis points for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, while the average rate paid on interest-bearing liabilities decreased by 6 basis points. The increase in the average yield on interest-earning assets was due primarily to the increase in the average interest rate on acquired loans.

Nine Months of 2015 compared to Nine Months of 2014

Net interest income was $155.8 million for the nine months ended September 30, 2015, an increase of 24.3% compared to $125.4 million for the same period in 2014. The increase in net interest income reflects a $30.9 million increase in interest income, while interest expense remained flat over the period. For the nine months ended September 30, 2015, average earning assets increased by $1.08 billion, or 22.6%, compared to the same period of the prior year, while average interest-bearing liabilities increased $792.8 million, or 19.5%, compared to the nine months ended September 30, 2014. The increase in interest income for the nine months ended September 30, 2015 was primarily due to a $32.9 million increase in interest income on New loans due to growth in the New loan portfolio. The average balance of New loans increased $1.42 billion, which offset the negative impact of the reduction in the average interest rate on New loans of 19 basis points. Interest income on acquired loans decreased $8.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by a decrease in the average balance of loans of $165.0 million due to runoff of the acquired loan portfolio, slightly offset by an increase in the average interest rate on acquired loans of 37 basis points.

Interest expense on deposits increased $1.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to a $442.8 million, or 13.4%, increase in the average balance of interest-bearing deposits. The cost of deposits improved to 57 basis points for the period due to the shift from higher costing time deposits to lower costing demand deposits. The average rate paid on time deposits, including the impact of premium amortization, was 0.98% and 0.91% for the nine months ended September 30, 2015 and 2014, respectively. Interest expense on FHLB advances and other borrowings totaled $3.6 million for the nine months ended September 30, 2015 as compared to $4.4 million for the nine months ended September 30, 2014. The decrease was primarily due to a 33 basis point decrease in average rate paid on borrowings, partially offset by an increase in the average balance of FHLB advances and other borrowings of $350.0 million.

The net interest margin for the nine months ended September 30, 2015 was 3.54%, an increase of 5 basis points compared to 3.49% for the nine months ended September 30, 2014. The average yield on interest-earning assets declined by 6 basis points for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, while the average rate paid on interest-bearing liabilities decreased by 10 basis points. The decline in the average yield on interest-earning assets was due primarily to the runoff of higher yielding acquired loan balances, and a reduction in the average interest rate on New loans.

Provision for Loan Losses

Third Quarter 2015 compared to Third Quarter 2014

The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses decreased by $2.1 million, or 75.9%, to $675 thousand for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Provision for loan loss expense for the three months ended September 30, 2015 included a $1.8 million provision related to New loans and a recoupment of provision of $1.1 million for the acquired loan portfolio.

Net charge-offs were $327 thousand for the third quarter of 2015, in comparison to net charge-offs of $249 thousand for the same period of 2014. Net charge-offs were 0.03% of average loans on an annualized basis for the third quarter of 2015 and the third quarter of 2014. There were no New loan portfolio charge-offs in the third quarter of 2015.

Nine Months of 2015 compared to Nine Months of 2014

The provision for loan losses decreased by $2.6 million, or 37.0%, to $4.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Provision for loan loss expense for the nine months ended September 30, 2015 included a $5.4 million provision related to New loans and a recoupment of provision of $901 thousand for the acquired loan portfolio.

Net recoveries were $20 thousand for the nine months ended September 30, 2015, in comparison to net charge-offs of $1.4 million for the same period of 2014. The decrease in net charge-offs was due to resolution of acquired loans. Net recoveries were 0.00% of average loans on an annualized basis for the nine months ended September 30, 2015 compared to net charge-offs of 0.06% of average loans for the same period of 2014. There were no New loan portfolio charge-offs in the nine months ended September 30, 2015.

Noninterest Income

The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$823	$738	$2,358	$2,183
Loan and other fees	1,783	1,238	6,186	4,523
Bank-owned life insurance income	1,101	1,151	3,295	3,007
FDIC loss share indemnification loss	—	(5,862)	(65,529)	(16,101)
Income from resolution of acquired assets	2,225	1,109	8,495	3,838
Gain (loss) on sales of other real estate owned	228	(128)	7,398	(56)
Gain (loss) on investment securities	166	2,785	1,934	9,728
Other noninterest income	746	1,319	2,998	4,466

Total noninterest income	$7,072	$2,350	$(32,865)	$11,588

Third Quarter 2015 compared to Third Quarter 2014

The Company reported noninterest income of $7.1 million for the three months ended September 30, 2015, an increase of $4.7 million compared to the three months ended September 30, 2014. The increase was primarily due to the early termination of the FDIC loss share agreements and an increase in income from resolution of acquired assets, partially offset by a decrease in gains on investment securities.

During the three months ended September 30, 2015, the Company had no FDIC loss share indemnification loss as compared to $5.9 million for the three months ended September 30, 2014. The decrease was driven by the early termination of all loss share agreements.

Resolutions recognized for the three months ended September 30, 2015 totaled $2.2 million and were recognized through earnings as received, compared to $1.1 million for the three months ended September 30, 2014. The Company continues to recognize resolution of acquired asset income stemming from its acquired asset portfolio. As a result of the early termination of the FDIC loss share agreements, the Company recognized all recoveries related to what was previously “covered assets” in its consolidated statement of income as these amounts are no longer shared with the FDIC.

Net gain on investment securities totaled $166 thousand for the three months ended September 30, 2015, a decrease of $2.6 million, or 94.0%, compared to $2.8 million for the three months ended September 30, 2014. The decrease was the result of the lower volume of investment security sales.

Nine Months of 2015 compared to Nine Months of 2014

The Company reported noninterest income of $(32.9) million for the nine months ended September 30, 2015 a decrease of $44.5 million compared to the nine months ended September 30, 2014. The decrease was primarily due to the early termination of the FDIC loss share agreements and a decrease in gains on investment securities, partially offset by an increase in gains on sale of OREO, an increase in income from resolution of acquired assets, and increased loan and other fees income.

During the nine months ended September 30, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss as compared to $16.1 million for the nine months ended September 30, 2014. The increase was due to the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements.

Net gain on investment securities totaled $1.9 million for the nine months ended September 30, 2015, a decrease of $7.8 million, or 80.1%, compared to $9.7 million for the nine months ended September 30, 2014. The decrease was the result of the lower volume of investment security sales.

Net gain on sales of OREO increased by $7.5 million to $7.4 million for the nine months ended September 30, 2015. The increase is primarily attributable to a $25.4 million increase in sales of OREO during the nine months ended September 30, 2015.

Resolutions recognized for the nine months ended September 30, 2015 totaled $8.5 million and were recognized through earnings as received, compared to $3.8 million for the nine months ended September 30, 2014. The Company continues to recognize resolution of acquired asset income stemming from its acquired asset portfolio. As a result of the early termination of the FDIC loss share agreements, the Company recognized all recoveries related to what was previously “covered assets” in its consolidated statement of income as these amounts are no longer shared with the FDIC.

Loan and other fees totaled $6.2 million for the nine months ended September 30, 2015, an increase of $1.7 million compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in interest rate swap service fees of $661 thousand and an increase in secondary market fee income of $938 thousand.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$16,840	$28,525	$51,271	$58,356
Occupancy and equipment expenses	3,368	3,606	10,451	10,816
Loan and other real estate related expenses	1,939	3,203	5,440	10,302
Professional services	1,166	1,203	3,761	4,387
Data processing and network	2,433	2,538	7,952	8,105
Regulatory assessments and insurance	1,919	2,466	6,130	6,160
Amortization of intangibles	400	426	1,231	1,285
Other operating expenses	2,641	6,992	7,167	14,758

Total noninterest expense	$30,706	$48,959	$93,403	$114,169

Third Quarter 2015 compared to Third Quarter 2014

The Company reported noninterest expense of $30.7 million for the three months ended September 30, 2015, a decrease of $18.3 million, or 37.3%, compared to the three months ended September 30, 2014. The decrease for the period was primarily due to decreased salaries and employee benefits of $11.7 million, a decrease in other operating expenses of $4.4 million, and a decrease in loan and other real estate related expenses of $1.3 million.

Salaries and employee benefits expenses decreased by $11.7 million, or 41.0%, for the third quarter of 2015 compared to the prior year due to salaries and benefits reverting to run rate levels.

Other operating expenses decreased $4.4 million for the three months ended September 30, 2015, primarily due to decreased warrant expense of $4.1 million.

Loan and other real estate related expenses decreased by $1.3 million, or 39.5%, for the third quarter of 2015 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

Nine Months of 2015 compared to Nine Months of 2014

The Company reported noninterest expense of $93.4 million for the nine months ended September 30, 2015 a decrease of $20.8 million, or 18.2%, compared to the nine months ended September 30, 2014. The decrease for the period was primarily due to decreased other operating expenses of $7.6 million, decreased salaries and employee benefits expenses of $7.1 million, and decreased loan and other real estate related expenses of $4.9 million.

Other operating expenses decreased $7.6 million for the nine months ended September 30, 2015, primarily due to a decrease in warrant expense of $4.1 million, decreased directors’ fees of $2.5 million, and a decrease in EAA value changes of $1.5 million.

Salaries and employee benefits expenses decreased by $7.1 million, or 12.1%, for the nine months ended September 30, 2015 compared to the prior year due to salaries and benefits reverting to run rate levels.

Loan and other real estate related expenses decreased by $4.9 million, or 47.2%, for the nine months ended September 30, 2015 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

Provision for Income Taxes

Third Quarter 2015 compared to Third Quarter 2014

The income tax expense for the three months ended September 30, 2015 totaled $11.3 million, an increase of $11.4 million compared to an income tax benefit of $97 thousand for the three months ended September 30, 2014. The increase in income tax expense was primarily due to an increase in income before income taxes of $36.0 million for the three months ended September 30, 2015. The effective income tax rate for the three months ended September 30, 2015 was 34.9%, compared to 2.8% for the three months ended September 30, 2014. The increase in tax rate is primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences.

Nine Months of 2015 compared to Nine Months of 2014

The income tax expense for the nine months ended September 30, 2015 totaled $1.4 million, a decrease of $5.0 million compared to an income tax expense of $6.4 million for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2015 was 5.7%, compared to 40.9% for the nine months ended September 30, 2014. The change in tax rate primarily reflects the impact of the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements and a deferred tax asset benefit associated with a revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank on January 31, 2014.

Analysis of Financial Condition

Total assets were $6.89 billion at September 30, 2015, an increase of $931.1 million, or 15.6%, from December 31, 2014. The increase in total assets includes an increase of $876.5 million in gross loans, of which New loans increased $1.06 billion over the period. Acquired loans decreased by $179.0 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $1.53 billion at September 30, 2015, an increase of $107.8 million from December 31, 2014. The remaining increase in total assets was mainly due to increases in deferred tax assets of $30.6 million, increases in bank-owned life insurance of $27.1 million, and other assets of $15.7 million which were offset by a decrease in the FDIC loss share indemnification asset of $63.2 million and a decrease in other real estate owned of $34.1 million.

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

Total investment securities increased $107.8 million, or 7.6% compared to December 31, 2014.

No securities were determined to be OTTI as of September 30, 2015 or December 31, 2014. All securities at September 30, 2015 and December 31, 2014 were investment grade based on ratings from recognized rating agencies.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of September 30, 2015 and December 31, 2014, the Bank held approximately $66.0 million and $66.9 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2015 and December 31, 2014, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of September 30, 2015
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$5,098	2.60%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	5,584	2.23%	246,342	2.25%	108,966	2.24%
State and municipal obligations	—	—	—	—	—	—	2,040	5.35%
Asset-backed securities	—	—	19,414	3.77%	337,105	2.87%	146,336	2.61%
Corporate bonds and other debt securities	5,000	2.79%	83,209	3.97%	77,505	4.00%	264,789	4.88%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	171,161	5.47%

Total available for sale	$5,000	2.79%	$108,207	3.84%	$666,050	2.77%	$693,292	4.13%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.

As of September 30, 2015, the effective duration of the Bank’s investment portfolio is estimated to be approximately 3.13 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.

The average balance of the securities portfolio for the quarter ended September 30, 2015 totaled $1.50 billion with an annualized pre-tax yield of 3.47%. The average balance of the securities portfolio for the nine months ended September 30, 2015 totaled $1.52 billion with an annualized pre-tax yield of 3.34%.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of September 30, 2015 or December 31, 2014.

Loans

Loan concentration

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$991,451	20.6%	$853,074	21.7%
Owner-occupied commercial real estate	452,991	9.4%	281,703	7.2%
1-4 single family residential	1,326,180	27.6%	922,657	23.5%
Construction, land and development	430,690	9.0%	232,601	5.9%
Home equity loans and lines of credit	28,185	0.6%	11,826	0.3%

Total real estate loans	$3,229,497	67.2%	$2,301,861	58.6%

Commercial and industrial	925,285	19.2%	795,000	20.2%
Consumer	4,215	0.1%	6,556	0.2%

Total new loans	$4,158,997	86.5%	$3,103,417	79.0%

Acquired ASC 310-30 loans:
Commercial real estate	259,411	5.4%	$336,935	8.6%
1-4 single family residential	69,915	1.4%	86,308	2.2%
Construction, land and development	32,996	0.7%	66,700	1.7%

Total real estate loans	$362,322	7.5%	$489,943	12.5%

Commercial and industrial	46,233	1.0%	67,498	1.7%
Consumer	2,434	0.1%	2,803	0.1%

Total acquired ASC 310-30 loans	$410,989	8.6%	$560,244	14.3%

Acquired non-ASC 310-30 loans:
Commercial real estate	60,804	1.3%	$70,146	1.8%
Owner-occupied commercial real estate	19,699	0.4%	14,842	0.4%
1-4 single family residential	86,832	1.8%	102,279	2.6%
Construction, land and development	6,319	0.1%	9,729	0.2%
Home equity loans and lines of credit	50,566	1.1%	54,704	1.4%

Total real estate loans	$224,220	4.7%	$251,700	6.4%

Commercial and industrial	11,504	0.2%	13,548	0.3%
Consumer	426	0.0%	681	0.0%

Total acquired non-ASC 310-30 loans	236,150	4.9%	265,929	6.7%

Total loans	$4,806,136	100.0%	$3,929,590	100.0%

Total loans were $4.81 billion at September 30, 2015, an increase of 22.3% compared to $3.93 billion at December 31, 2014.

Our New loan portfolio increased by 34.0% to $4.16 billion as of September 30, 2015, as compared to $3.10 billion at December 31, 2014. The increase during the nine months ended September 30, 2015 was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans.

Acquired loans were $647.1 million at September 30, 2015, a decrease of 21.7% compared to $826.2 million at December 31, 2014. The decrease during the nine months ended September 30, 2015 was primarily due to the run-off of the acquired loan portfolio through receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	455	116
Construction, land and development	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial	14	—
Consumer	—	—

Total nonaccrual loans	469	116
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	469	116

Other real estate owned (OREO)	—	—
Other foreclosed property	—	—

Total new nonperforming assets	$469	$116

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$5,456	$4,866
Owner-occupied commercial real estate	4	211
1-4 single family residential	2,900	1,766
Construction, land and development	—	1,595
Home equity loans and lines of credit	2,367	3,005
Commercial and industrial	5,814	7,851
Consumer	336	—

Total nonaccrual loans	16,877	19,294
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	16,877	19,294

Other real estate owned (OREO)	40,405	74,527
Other foreclosed property	—	—

Total acquired nonperforming assets	$57,282	$93,821

Total nonperforming assets	$57,751	$93,937

Nonaccrual loans totaled $17.3 million at September 30, 2015, a decrease of 10.6% from $19.4 million at December 31, 2014. Nonperforming assets totaled $57.8 million at September 30, 2015, a decrease of $36.2 million, or 38.5%, from December 31, 2014.

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

The following table sets forth our asset quality ratios for the periods presented:

	September 30, 2015	December 31, 2014
Asset Quality Ratios
Asset and Credit Quality Ratios—New Loans
Nonperforming new loans to new loans receivable	0.01%	0.00%
New loan ALL to total gross new loans	0.52%	0.52%
Asset and Credit Quality Ratios—Acquired Loans
Nonperforming acquired loans to acquired loans receivable	2.61%	2.34%
Covered acquired loans to total gross acquired loans	0.00%	33.09%
Acquired loan ALL to total gross acquired loans	0.92%	0.83%
Asset and Credit Quality Ratios—Total loans
Nonperforming loans to loans receivable	0.36%	0.49%
Nonperforming assets to total assets	0.84%	1.58%
Covered loans to total gross loans	0.00%	6.96%
ALL to nonperforming assets	47.43%	24.36%
ALL to total gross loans	0.57%	0.58%

Analysis of the Allowance for Loan Losses

The ALL reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the ALL includes elements of judgment and subjectivity. As a portion of the Company’s loans were acquired in failed bank acquisitions and were purchased at a substantial discount to their original book value, we segregate loans into three portfolios when assessing and analyzing the ALL: New loans, Acquired ASC 310-30 loans, Acquired Non-ASC 310-30 loans.

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	September 30, 2015		December 31, 2014
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$5,302	20.6%	$4,456	21.7%
Owner-occupied commercial real estate	1,539	9.4%	962	7.2%
1-4 single family residential	5,342	27.6%	4,001	23.5%
Construction, land and development	2,426	9.0%	1,723	5.9%
Home equity loans and lines of credit	172	0.6%	70	0.3%

Total real estate loans	14,781	67.2%	11,212	58.6%

Other loans:
Commercial and industrial	6,602	19.2%	4,738	20.2%
Consumer	36	0.1%	62	0.2%

Total other loans	6,638	19.3%	4,800	20.4%

Total new loans	$21,419	86.5%	$16,012	79.0%

Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,729	5.4%	$3,255	8.6%
1-4 single family residential	26	1.4%	325	2.2%
Construction, land and development	501	0.7%	658	1.7%

Total real estate loans	2,256	7.5%	4,238	12.5%

Other loans:
Commercial and industrial	1,032	1.0%	958	1.7%
Consumer	417	0.1%	290	0.1%

Total other loans	1,449	1.1%	1,248	1.8%

Total Acquired ASC 310-30 loans	$3,705	8.6%	$5,486	14.3%

Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,265	1.3%	$495	1.8%
Owner-occupied commercial real estate	68	0.4%	58	0.4%
1-4 single family residential	346	1.8%	414	2.6%
Construction, land and development	36	0.1%	75	0.2%
Home equity loans and lines of credit	469	1.1%	285	1.4%

Total real estate loans	2,184	4.7%	1,327	6.4%

Other loans:
Commercial and industrial	82	0.2%	49	0.3%
Consumer	4	0.0%	6	0.0%

Total other loans	86	0.2%	55	0.3%

Total Acquired Non-ASC 310-30 loans	$2,270	4.9%	$1,382	6.7%

Total loans	$27,394	100.0%	$22,880	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

Provision (credit) for ASC 310-30 loans	(791)	—	(38)	(310)	—	(67)	30	(1,176)
Provision (credit) for non-ASC 310-30 loans	(110)	14	11	(20)	74	41	6	16
Provision (credit) for New loans	(390)	45	203	251	41	1,712	(27)	1,835

Total provision	(1,291)	59	176	(79)	115	1,686	9	675

Charge-offs for ASC 310-30 loans	(65)	—	(224)	—	—	(57)	—	(346)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(37)	—	(8)	(45)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(65)	—	(224)	—	(37)	(57)	(8)	(391)

Recoveries for ASC 310-30 loans	—	—	18	18	—	23	—	59
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5

Total recoveries	—	—	18	18	—	28	—	64

Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419

Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2014	$6,354	$806	$2,426	$1,935	$113	$5,924	$326	$17,884

Provision (credit) for ASC 310-30 loans	785	—	—	(1)	—	(290)	(9)	485
Provision (credit) for non-ASC 310-30 loans	109	16	144	29	264	15	1	578
Provision (credit) for New loans	221	90	1,015	137	7	273	(1)	1,742

Total provision	1,115	106	1,159	165	271	(2)	(9)	2,805

Charge-offs for ASC 310-30 loans	—	—	—	1	—	(93)	(10)	(102)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(173)	—	—	(173)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	—	—	—	1	(173)	(93)	(10)	(275)

Recoveries for ASC 310-30 loans	24	—	—	—	—	—	1	25
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	1	—	1

Total recoveries	24	—	—	—	—	1	1	26

Ending ALL balance
ASC 310-30 loans	3,692	—	207	660	—	976	280	5,815
Non-ASC 310-30 loans	117	23	151	29	123	21	4	468
New loans	3,684	889	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$7,493	$912	$3,585	$2,101	$211	$5,830	$308	$20,440

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(1,656)	—	(37)	(508)	—	52	187	(1,962)
Provision (credit) for non-ASC 310-30 loans	770	10	60	(39)	221	33	6	1,061
Provision (credit) for New loans	846	577	1,341	703	102	1,852	(26)	5,395

Total provision	(40)	587	1,364	156	323	1,937	167	4,494

Charge-offs for ASC 310-30 loans	(270)	—	(431)	(56)	—	(132)	(60)	(949)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(37)	—	(8)	(173)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(270)	—	(559)	(56)	(37)	(132)	(68)	(1,122)

Recoveries for ASC 310-30 loans	400	—	169	407	—	154	—	1,130
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12

Total recoveries	400	—	169	407	—	166	—	1,142

Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419

Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	976	—	152	132	—	(1,161)	223	322
Provision (credit) for non-ASC 310-30 loans	112	18	99	29	260	39	33	590
Provision (credit) for New loans	1,906	518	1,921	578	(38)	1,327	7	6,219

Total provision	2,994	536	2,172	739	222	205	263	7,131

Charge-offs for ASC 310-30 loans	(74)	—	(30)	(1,244)	—	(203)	(101)	(1,652)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(276)	(24)	(29)	(329)
Charge-offs for New loans	—	—	—	—	—	(348)	—	(348)

Total charge-offs	(74)	—	(30)	(1,244)	(276)	(575)	(130)	(2,329)

Recoveries for ASC 310-30 loans	115	—	—	787	—	1	1	904
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	1	—	1

Total recoveries	115	—	—	787	—	2	1	905

Ending ALL balance
ASC 310-30 loans	3,692	—	207	660	—	976	280	5,815
Non-ASC 310-30 loans	117	23	151	29	123	21	4	468
New loans	3,684	889	3,227	1,412	88	4,833	24	14,157

Balance at September 30, 2014	$7,493	$912	$3,585	$2,101	$211	$5,830	$308	$20,440

As of September 30, 2015, our New loans have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis. Historical loss factors are adjusted for qualitative factors including trends in delinquencies and nonaccruals, production trends, average risk ratings and loan-to-value ratios, current industry conditions, general economic conditions, credit concentrations by portfolio and asset categories and portfolio quality. Other adjustments for qualitative factors may be made to the ALL after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. The Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates.

The ALL increased $4.5 million to $27.4 million at September 30, 2015 from $22.9 million at December 31, 2014, primarily due to the increase in New loans of $1.06 billion. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 47.43% and 0.57% as of September 30, 2015, compared to 24.36% and 0.58% at December 31, 2014. The increase in the ALL as a percentage of nonperforming assets ratio is the result of a decrease in nonperforming assets of $36.2 million. The ALL as a percentage of total gross loans remained relatively flat over the same period.

Net loan charge-offs for the third quarter of 2015 totaled $327 thousand, an increase of 31.3% compared to net loan charge-offs of $249 thousand for the same period of 2014. Net loan recoveries for the nine months ended September 30, 2015 totaled $20 thousand, a decrease of 101.4% compared to net loan charge-offs of $1.4 million for the same period of 2014.

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

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$74,853	$63,168	$87,229
Termination of FDIC loss sharing agreements	—	—	(63,168)	—
Reimbursable expenses	—	648	—	3,801
Amortization	—	(6,272)	—	(17,677)
Income resulting from impairment and charge-off of covered assets, net	—	1,474	—	2,680
Expense resulting from recoupment and disposition of covered assets, net	—	(678)	—	(3,101)
FDIC claims submissions	—	(105)	—	(3,012)

Balance at end of period	$—	$69,920	$—	$69,920

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$12,525	$13,846	$11,753
Termination of FDIC loss sharing agreements	—	—	(13,846)	—
Amortization impact	—	190	—	547
Remeasurement impact	—	842	—	1,257

Balance at end of period	$—	$13,557	$—	$13,557

Other Real Estate Owned

The following table shows the composition of other real estate owned as of the periods presented:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial real estate	$6,602	$22,267
1-4 single family residential	3,162	12,623
Construction, land and development	30,641	39,637

Total	$40,405	$74,527

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$42,654	$80,988	$74,527	$34,682
Additions from acquisition	—	—	—	55,085
Transfers from loan portfolio	3,987	4,847	18,822	17,716
Impairments	(123)	(958)	(296)	(1,690)
Sales	(6,113)	(6,365)	(52,648)	(27,281)

Balance at end of period	$40,405	$78,512	$40,405	$78,512

Total OREO held by the Company was $40.4 million as of September 30, 2015, a decrease of $34.1 million from December 31, 2014. The decrease in other real estate owned was due to OREO sales of $52.6 million partially offset by transfers into OREO of $18.8 million for the nine months ended September 30, 2015.

Bank-owned Life Insurance

BOLI policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$140,830	$117,113	$139,829	$75,257
Additions from premium payments	25,000	20,000	25,000	60,000
Net gain in cash surrender value	1,101	1,151	3,295	3,007
Mortality proceeds receivable	—	—	(1,193)	—
Mortality-related reduction in cash surrender value	—	—	—	—

Balance at end of period	$166,931	$138,264	$166,931	$138,264

For the three months ended September 30, 2015 and 2014, the BOLI cash surrender value was $166.9 million and $138.3 million, respectively. The Company recognized $1.1 million and $1.2 million of BOLI income for the three months ended September 30, 2015 and 2014 resulting in a pre-tax yield of 2.91% and 3.48%, respectively. The Company recognized $3.3 million and $3.0 million of BOLI income for the nine months ended September 30, 2015 and 2014 resulting in a pre-tax yield of 3.07% and 3.44%, respectively. The total death benefit of the BOLI policies at September 30, 2015 and 2014 totaled $524.5 million and $442.2 million, respectively.

Deposits

The following table shows the deposit mix as of the periods presented:

	September 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$618,741	12.8%	$593,025	14.9%
Interest-bearing demand deposits	404,085	8.4%	122,380	3.1%
Interest-bearing NOW accounts	350,602	7.3%	374,399	9.4%
Savings and money market accounts	1,923,723	39.9%	1,811,878	45.5%
Time deposits	1,524,693	31.6%	1,076,853	27.1%

Total deposits	$4,821,844	100.0%	$3,978,535	100.0%

Deposits at September 30, 2015 totaled $4.82 billion, an increase of $843.3 million, or 21.2%, from December 31, 2014. The increase in deposits consisted of a $395.5 million increase in core deposits and a $447.8 million increase in time deposits. Core deposits include demand deposits, NOW accounts, savings and money market accounts and represents 68.4% of total deposits at September 30, 2015, a decrease from 72.9% at December 31, 2014.

The increase in core deposits was primarily due to growth in demand deposits due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three and nine months ended September 30, 2015 was 0.59% and 0.57%, respectively. This represents a decrease of 3 and 5 basis points as compared to the average rate paid on deposits of 0.62% and 0.62% for the three and nine months ended September 30, 2014. Continued reductions of high cost acquired time deposits and a higher composition of noninterest-bearing deposits drove the decrease in the cost of deposits. The average rate paid on time deposits for the three and nine months ended September 30, 2015 was 1.01% and 0.98%, respectively. This represents an increase of 14 and 7 basis points compared to the average rate paid on time deposits for the three and nine months ended September 30, 2014 of 0.87% and 0.91%, respectively.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

September 30, 2015
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	155,629
After three months through six months	247,655
After six months through twelve months	269,071
After twelve months	379,574

Total	$1,051,929

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances and other borrowings are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advances	$986,050	$983,686
Securities sold under repurchase agreements	153,715	72,500
Retail repurchase agreements	6,014	5,704

Total contractual outstanding	1,145,779	1,061,890

Fair value adjustment	4,141	6,091

Total borrowings	$1,149,920	$1,067,981

At September 30, 2015, total borrowings were $1.15 billion, an increase of $81.9 million, or 7.7%, from $1.07 billion at December 31, 2014. The increase in total borrowings was primarily driven by the $81.2 million increase in securities sold under repurchase agreements to fund new loan growth.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$821,050	$843,326	$821,050	$843,326
Balance outstanding at end of period	821,050	843,326	821,050	843,326
Average outstanding during the period	709,000	641,895	695,023	593,926
Average interest rate during the period	0.35%	0.55%	0.28%	0.62%
Average interest rate at the end of the period	0.39%	0.27%	0.39%	0.27%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$857,479	$739,448	$851,653	$716,114
Net income (loss)	21,140	(3,422)	23,642	9,272
Shares issued in offering, net	—	104,475	—	104,475
Settlement of RSU shares	—	(5,688)	—	(5,688)
Deferred placement fee	—	(10,000)	—	(10,000)
Stock-based compensation, RSU and warrant expense	714	19,683	4,588	20,571
Treasury stock purchase	(26,510)	—	(27,312)	—
Exercise of stock options	6,062	—	6,935	—
Other	(24)	495	(44)	495
Other comprehensive income (loss)	(2,983)	(9,264)	(3,584)	488

Balance at end of period	$855,878	$835,727	$855,878	$835,727

For the three months ended September 30, 2015 the Company reported net income of $21.1 million, an increase of $24.6 million, compared to net loss of $3.4 million for the three months ended September 30, 2014. The Company’s results of operations for the three months ended September 30, 2015 produced an annualized return on average assets of 1.26% and an annualized return on average common stockholders’ equity of 9.73% compared to the three months ended September 30, 2014 ratios of (0.24)% and (1.70)%, respectively.

For the nine months ended September 30, 2015 the Company reported net income of $23.6 million, an increase of $14.4 million, compared to net income of $9.3 million for the nine months ended September 30, 2014. The Company’s results of operations for the period ended September 30, 2015 produced an annualized return on average assets of 0.50% and an annualized return on average common stockholders’ equity of 3.68% compared to prior year ratios of 0.23% and 1.65%, respectively.

Stockholders’ equity totaled $855.9 million as of September 30, 2015, an increase of $4.2 million from $851.7 million as of December 31, 2014, as net income of $23.6 was offset by $27.3 million in treasury stock repurchases.

Capital Resources

Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. Information presented for September 30, 2015, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2015, our Company and Bank met all the capital adequacy requirements to which they were subject. At September 30, 2015, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2015 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company and Bank’s regulatory capital ratios are as follows:

	Minimum Capital Requirement	Minimun to be Well Capitalized	September 30, 2015	December 31, 2014
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	11.5%	12.8%
Common equity tier 1 capital ratio	4.5%	6.5%	13.6%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	13.6%	17.0%
Total risk-based capital ratio	8.0%	10.0%	14.1%	17.6%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	10.3%	10.4%
Common equity tier 1 capital ratio	4.5%	6.5%	12.2%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	12.2%	13.9%
Total risk-based capital ratio	8.0%	10.0%	12.8%	14.5%

The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of September 30, 2015 and December 31, 2014, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.

As of September 30, 2015, the Company had a Tier 1 leverage ratio of 11.5%, which provided $433.9 million of excess capital relative to the minimum requirements to be considered well capitalized. As of September 30, 2015, the Bank had a Tier 1 leverage ratio of 10.3%, which provided $342.4 million of excess capital relative to the minimum requirements to be considered well capitalized.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at September 30, 2015, our Company and Bank would exceed the requirements. The capital planning process and position is monitored by the Enterprise Risk Committee.

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

The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At September 30, 2015, the Company had additional capacity to borrow from the FHLB of $554.8 million. Also, at September 30, 2015, the Company has unused credit lines with financial institutions of $72.5 million.

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

The Company approved a stock repurchase program under which the Company is authorized to acquire up to $30 million of its Class A Common Stock. Repurchases under the program are made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program are made using the Company’s own cash resources and are held as treasury shares.

During the quarter, the Company repurchased 808,903 shares of treasury stock at a weighted average price of $32.75.

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

The following table summarizes commitments as of the dates presented:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to fund loans	$508,721	$351,369
Unused lines of credit	248,385	199,880
Commercial and standby letters of credit	14,515	10,223

Total	$771,621	$561,472

Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures

The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the third quarter of 2015 included $23 thousand of severance and other operating expenses and $166 thousand of gain on investment securities.

The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Financial Measures—Core Net Income

(Unaudited)

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Net Income (loss)	$21,140	$19,376	$(16,874)	$13,100	$(3,422)
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	166	761	1,007	2,377	2,785
FDIC loss share indemnification loss	—	—	(65,529)	—	—
Noninterest expense
Salaries and employee benefits	3	(17)	185	1	15,379
Occupancy and equipment	—	—	—	—	—
Loan and other real estate related expenses	—	—	—	—	—
Professional services	—	45	245	—	—
Data processing and network fees	—	—	2	—	—
Regulatory assessments and insurance	—	—	—	—	—
Amortization of intangibles	—	—	—	—	—
Other operating expenses	20	203	64	(6)	4,895
Taxes
Tax Effect of adjustments (1)	50	186	(30,065)	1,881	(4,254)

Core Net Income	$21,047	$19,031	$18,079	$12,599	$9,813

Average assets	$6,650,260	$6,325,073	$6,038,970	$5,953,704	$5,738,087
ROA (2)	1.26%	1.23%	-1.13%	0.87%	-0.24%
Core ROA (3)	1.26%	1.21%	1.21%	0.84%	0.68%

(1)	Tax effected at marginal income tax rate of 39% except for non tax deductible and discreet items. Core tax rate of 35% in 2015.
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Measures—Tangible Book Value Per Share

(Unaudited)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands, except share and per share data)
Total assets	$6,888,689	$6,607,198	$6,217,083	$5,957,628	$6,054,944
Less:
Goodwill and other intangible assets	87,484	87,884	88,291	88,615	89,040

Tangible assets	$6,801,205	$6,519,314	$6,128,792	$5,869,013	$5,965,904

Total stockholders’ equity	$855,878	$857,479	$846,834	$851,653	$835,727
Less:
Goodwill and other intangible assets	87,484	87,884	88,291	88,615	89,040

Tangible stockholders’ equity	$768,394	$769,595	$758,543	$763,038	$746,687

Shares outstanding	40,989,200	41,423,199	41,443,031	41,409,698	41,409,698
Tangible book value per share	$18.75	$18.58	$18.30	$18.43	$18.03
Average assets	$6,650,260	$6,325,073	$6,038,970	$5,953,704	$5,738,087
Average equity	861,971	855,128	859,011	844,572	799,167
Average goodwill and other intangible assets	87,701	88,091	88,536	88,835	89,276
Tangible average equity to tangible average assets	11.8%	12.3%	12.9%	12.9%	12.6%
Tangible common equity ratio	11.3%	11.8%	12.4%	13.0%	12.5%

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2014 to September 30, 2015. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC.

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

FCB Financial Holdings, Inc.

(Registrant)

Date: November 9, 2015	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	/s/ Paul D. Burner
Paul D. Burner
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)