Form 10-K
period 2015-12-31
FCB FINANCIAL HOLDINGS, INC.
filed 2016-02-26
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.10 billion.

As of January 29, 2016, the registrant had 37,141,906 shares of Class A Common Stock outstanding and 3,724,511 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Since our formation in April 2009, we have raised equity capital and acquired certain assets and assumed certain liabilities of eight failed banks from the FDIC, as receiver. In January 2014, we acquired Great Florida Bank, which, combined with the acquisitions of the eight failed banks, are collectively referred to as the “Acquisitions”. Through the integration of the operations and systems of the acquired banks, we have transformed into a large, integrated commercial bank. Subsequent to the Acquisitions, we have focused on internal growth. From the Acquisitions and our internal growth, our consolidated total assets, total deposits and total stockholders’ equity were $7.33 billion, $5.43 billion and $876.1 million at December 31, 2015.

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

On March 4, 2015, the Bank entered into agreements with the FDIC that terminated all six of the then existing loss share agreements with the FDIC, and made a payment of $14.8 million to the FDIC as consideration for the early termination of such loss share agreements. All rights and obligations of the Bank under the loss share agreements, including the clawback provisions, were eliminated under the early termination agreements. As a consequence of the early termination of the loss share agreements, future projected amortization expense of the indemnification asset will be eliminated. Further, early termination of the loss share agreements resulted in a one-time expense of approximately $40.3 million on a tax effected basis, or $65.5 million on a pre-tax basis.

Great Florida Bank Acquisition

On January 31, 2014, we paid $14.1 million in cash, net of cash acquired, in connection with the acquisition of Great Florida Bank, a state chartered commercial bank, headquartered in Miami Lakes, Florida. The primary reasons for the transaction were to enhance stockholder value and to further expand our existing branch network. Great Florida Bank had total assets of $957.3 million and total liabilities of $962.2 million at fair value as of January 31, 2014. Holders of Great Florida Bank common stock received $3.24 per share in cash for each common share owned resulting in a total cash purchase price of $42.5 million. The acquisition of Great Florida Bank added to our branch network 25 banking locations within Southeast Florida and the Miami metropolitan area. The Company invested $125 million in the Bank at the time of the Great Florida Bank transaction. None of the assets acquired in the Great Florida Acquisition are covered by loss sharing agreements.

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

Syndicated Loans: We participate in syndicated loans when we believe our participation will provide an attractive return and we are comfortable with the risk profile of the loan. In 2013, we expanded our syndicated loan program beyond our focus on Florida-based companies to a more geographically diversified portfolio that includes companies located throughout the United States. As of December 31, 2015 and 2014, we held approximately $464.2 million and $445.6 million of syndicated national loans, respectively.

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

Our top five market areas include the Miami-Fort Lauderdale-West Palm Beach MSA, Naples-Immokalee-Marco Island, FL MSA, Cape Coral-Fort Myers, FL MSA, North Port-Sarasota-Bradenton, FL MSA and Orlando-Kissimmee-Sanford, FL MSA of which we held 1.06%, 3.06%, 2.39%, 1.71% and 0.68%, respectively, of the deposit market share as of June 30, 2015. Overall, in the Florida marketplace, the Company ranks 17th in total deposits according to SNL Financial.

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

Employees

As of December 31, 2015, we had 649 full-time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationships with our employees to be positive.

Available Information

Our website address is www.floridacommunitybank.com. Our electronic filings with the SEC (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on our website is not incorporated into this Annual Report. In addition, the SEC maintains a website that contains reports and other information filed with the SEC. The website can be accessed at http://www.sec.gov.

SUPERVISION AND REGULATION

We are subject to numerous governmental regulations, some of which are described below. Applicable laws and regulations restrict our permissible activities and investments and, among other things, require compliance with protections for loan and deposit customers; impose capital adequacy requirements; and restrict our ability to receive dividends from our bank subsidiary. In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (“OCC”) which result in examination reports that can impact the conduct and growth of our business. The consequences of noncompliance with applicable laws and regulations can include substantial monetary and nonmonetary sanctions.

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

The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (referred to as the “Order”), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC’s Statement of Policy on Qualifications for Failed Bank Acquisitions (“SOP”) and that the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. A failure by the Bank or the Company to comply with the requirements the Order could prevent us from executing our business strategy and materially and adversely affect our businesses and our results of operations, cash flows and financial condition. Our regulatory capital ratios and those of the Bank are in excess of the levels established for well capitalized institutions.

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

Broad Supervision, Examination, and Enforcement Powers

A principal objective of the U.S. bank regulatory regime is to protect depositors by ensuring the financial safety and soundness of banks. To that end, the Federal Reserve and other bank regulators have broad regulatory, examination, and enforcement authority. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting requirements.

Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a banking institution’s operations are unsatisfactory. Bank regulators may also take action if they determine that the banking institution or its management is violating or has violated any law or regulation. Bank regulators have the power to, among other things:

•	Enjoin “unsafe or unsound” practices;

•	Require affirmative actions to correct any violation or practice;

•	Issue administrative orders that can be judicially enforced;

•	Direct increases in capital;

•	Direct the sale of subsidiaries or other assets;

•	Limit dividends and distributions;

•	Restrict growth;

•	Assess civil monetary penalties;

•	Remove officers and directors;

•	Terminate deposit insurance; and

•	Appoint a conservator or receiver.

Bank Holding Company as a Source of Strength

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, and Federal Reserve policy require that a bank holding company serve as a source of financial and managerial strength to the banks that it controls. If a controlled bank is in financial distress, then the Federal Reserve could assert that the bank holding company must provide additional capital or financial support to the bank. If a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee a capital restoration plan. Because we are a bank holding company, the Federal Reserve views us (and our consolidated assets) as a source of financial and managerial strength for the Bank. Under the source-of-strength requirements, in the future we could be required to provide financial assistance to the Bank should it experience financial distress, including at times when we may not be in a financial position to provide such assistance or would otherwise determine not to provide it.

In addition, if the Federal Reserve believes that a bank holding company’s activities, assets, or affiliates represent a significant risk to the financial safety, soundness, or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets, or divest the affiliates. Bank regulators may require these and other actions in support of controlled banks even if such action is not in the best interests of the bank holding company or its stockholders.

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

Permitted Activities and Investments of Bank Holding Companies

The BHCA generally prohibits a bank holding company from engaging in activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999, or GLB Act, expanded the permissible activities of a bank holding company that qualifies as and elects to become a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. The Company has not elected to become a financial holding company.

FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions

The FDIC approved our acquisition of Old Premier in 2010 pursuant to the Order. The Order requires that the Bank, the Company, the Company’s founders and each investor holding more than 5% of our Class A Common Stock and any other investor determined to be engaged in concerted action with other investors comply with the applicable provisions of the FDIC Policy. The FDIC Policy imposes restrictions and requirements on certain institutions and their investors, to the extent that those institutions seek to acquire a failed bank from the FDIC. Certain provisions of the FDIC Policy are summarized below, including those relating to higher capital requirements for the Bank and limitations on certain transfers by holders of equity securities. As the agency responsible for resolving failed banks, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC adopted the FDIC Policy on August 26, 2009. The FDIC issued guidance under the FDIC Policy on January 6, 2010 and April 23, 2010.

For those institutions and investors to which it applies, the FDIC Policy imposes the following provisions, among others. First, the institution is required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years following its first FDIC-assisted transaction, and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors subject to the FDIC Policy. The Bank is currently subject to the well capitalized requirement but is no longer subject to the 10% Tier 1 common equity ratio requirement. Second, investors subject to the FDIC Policy that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, the institution is prohibited from extending credit to its investors subject to the FDIC Policy and to affiliates of such investors. Fourth, investors subject to the FDIC Policy may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions. The FDIC has interpreted this prohibition to apply to a wide range of non-U.S. jurisdictions. In its guidance, the FDIC has required that non-U.S. investors subject to the FDIC Policy invest through a U.S. subsidiary and adhere to certain requirements related to record keeping and information sharing. Fifth, without FDIC approval, investors subject to the FDIC Policy are prohibited from selling or otherwise transferring their securities in the institution for a three-year period following the institution’s first acquisition of a failed bank from the FDIC following their acquisition of their securities. The FDIC could condition our acquisition of another failed bank on one or more of our existing or future stockholders agreeing to be bound by this three year prohibition on transfers. The transfer restrictions in the FDIC Policy do not, however, apply to investors that are otherwise subject to the FDIC Policy and are open-ended investment companies registered under the Investment Company Act, issue redeemable securities, and allow investors to redeem on demand. Sixth, investors subject to the FDIC Policy may not employ complex and functionally opaque ownership structures to invest in institutions. Seventh, investors subject to the FDIC Policy that own 10% or more of the equity of a failed institution are not eligible to bid for that failed institution in an FDIC auction. Eighth, investors subject to the FDIC Policy may be required to provide information to the FDIC, such as with respect to the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams, and their business models. Ninth, the FDIC Policy does not replace or substitute for otherwise applicable regulations or statutes.

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

As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. The Bank is also subject to similar capital adequacy requirements administered by the OCC, as well as the prompt corrective action framework discussed below.

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

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking institutions. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework (referred to as Basel III) for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the previous U.S. general Basel-I based risk-based capital rules. The New Capital Rules also revise requirements with respect to leverage. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the previous general risk-weighting approach, which was derived from the Basel Committee’s Basel I capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal bank regulators’ rules. The New Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (CET1) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking institutions, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and Tier 2 capital includes unrealized gains on available-for-sale cumulative preferred stock and other equity holdings as well as subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum ratios as of January 1, 2015 are as follows:

Minimum Capital Ratios

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and non-significant investments in the capital of unconsolidated financial institutions must be deducted from capital to the extent these investments exceed 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the previous Basel I-based general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under accounting principles generally accepted in the United States of America (“U.S. GAAP”) are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, banking institutions, such as the Company and the Bank, that are not advanced approaches banking institutions (defined below) may make a one-time permanent election to continue to exclude these items. The Company and the Bank made the decision to elect the AOCI opt-out effective as of March 31, 2015 reporting period.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 150% for commercial real estate loans that do not meet certain new underwriting requirements and 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Furthermore, the New Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

We believe that, as of December 31, 2015, the Company and the Bank each met all capital adequacy requirements under the New Capital Rules, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective.

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

Liquidity Requirements: Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by institutions and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking institution maintains an adequate level of unencumbered high-quality liquid assets equal to the institution’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking institutions over a one-year time horizon. These requirements may incentivize banking institutions to increase their holdings of securities that qualify as high-quality liquid assets and increase the use of long-term debt as a funding source. In September 2014, the federal bank regulators issued final rules for implementing the LCR for advanced approaches banking institutions and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking institutions, neither of which would apply to us or the Bank. The federal bank regulators have not yet proposed rules to implement the NSFR. In addition, in February 2014, the Federal Reserve adopted rules requiring bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity standards, including a buffer of highly liquid assets based on projected funding needs for 30 days. The liquidity buffer is in addition to the Federal bank regulators’ proposal on the LCR and described by the Federal Reserve as being “complementary” to that proposal.

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

Under this system, the federal bank regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all depository institutions are placed. The federal bank regulators have also specified by regulation the relevant capital levels for each of the other categories. Under certain circumstances, a “well capitalized”, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. Federal bank regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. A depository institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC; restrictions on certain business activities; and appointment of the FDIC as conservator or receiver. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

With respect to the Bank, the minimum ratios to be well capitalized are as follows:

•	6.5% CET1 to risk-weighted assets;

•	8.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	10.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	5% leverage ratio.

Regulatory Limits on Dividends and Distributions

The Company is a legal entity separate and distinct from each of its subsidiaries. The ability of a bank to pay dividends and make other distributions, is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital, and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, under the National Bank Act, dividends by the Bank are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the Bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the Bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the Bank’s “undivided profits.”

The ability of a bank holding company to pay dividends and make other distributions can also be limited. A bank holding company is subject to minimum risk-based and leverage capital requirements as summarized above. The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, the New Capital Rules impose additional restrictions on the ability of banking institutions to pay dividends, including if a banking institution fails to maintain the applicable capital conservation buffer.

Bank holding companies with average total consolidated assets greater than $10 billion must conduct an annual stress test of capital and consolidated earnings and losses. Capital ratios reflected in required stress test calculations will most likely be an important factor considered by the Federal Reserve in evaluating payments of dividends or stock repurchases. In the event our assets exceed $10 billion, we will be subject to these stress test requirements.

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

Volcker Rule

The Dodd-Frank Act significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor “covered funds” (as defined in the Volcker Rule), which may restrict our ability to hold certain securities, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. The Volcker Rule’s requirements relating to proprietary trading generally became effective in July 2015. In December 2014 the Federal Reserve extended the conformance period for investments in, and relationships with, covered funds (including non-conforming collateralized loan obligations) that were in place prior to December 31, 2013 until July 2016. In addition, the Federal Reserve has announced its intention to grant an additional one-year extension of the conformance period until July 2017.

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

The Dodd-Frank Act changed the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which has shifted a greater portion of the aggregate assessments to large banks. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

In October 2015, the FDIC issued a proposed rule that would increase the reserve ratio for the DIF to 1.35% of total insured deposits. The proposed rule would impose a surcharge on the assessments of depository institutions with consolidated assets of $10 billion or more, beginning the quarter after the reserve ratio first reaches or exceeds 1.15% and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. Under the proposed rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC would impose a shortfall assessment on such depository institutions.

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

The Office of Foreign Assets Control, or OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

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

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in transactions with banks. These laws include, among others:

•	Truth in Lending Act;

•	Truth in Savings Act;

•	Electronic Funds Transfer Act;

•	Expedited Funds Availability Act;

•	Equal Credit Opportunity Act;

•	Fair and Accurate Credit Transactions Act;

•	Fair Housing Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Gramm-Leach-Bliley Act;

•	Home Mortgage Disclosure Act;

•	Right to Financial Privacy Act;

•	Real Estate Settlement Procedures Act;

•	Laws regarding unfair, deceptive, or abusive acts and practices; and

•	Usury laws

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state, and local laws mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers and monitor account activity when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to substantial penalties, reputational damage, regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, or the Bureau, which has broad authority to regulate consumer financial services and products provided by banks, such as the Bank, and various non-bank providers. It has authority to promulgate regulations and issue orders, guidance, policy statements, conduct examinations and bring enforcement actions. For example, the Bureau has adopted rules requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. In general, banks with assets of $10 billion or less, such as the Bank, will be examined for consumer complaints by their primary bank regulator. The creation of the Bureau is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws, even for banks not directly subject to its authority.

The Community Reinvestment Act

The Bank is subject to the Community Reinvestment Act, or CRA. The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with safe and sound bank operations. The regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of bank holding company controlled banks when considering an application by the bank holding company to acquire a bank or thrift or to merge with another bank holding company.

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

As a result of our Acquisitions, a significant portion of our current interest income has been derived from the realization of accretable discounts on acquired loans. For the year ended December 31, 2015, we recognized $69.2 million of interest income on acquired loans, or 27.8 % of total interest income. For the year ended December 31, 2014, we recognized $77.3 million of interest income on acquired loans, or 38.0% of total interest income, and for the year ended December 31, 2013, we recognized $64.9 million of interest income on acquired loans, or 44.6% of total interest income, in each case, a portion of interest income is from the accretable discounts on our acquired loans. While our new loan portfolio has grown significantly over the last two years and represents 88.8% of our outstanding loans at December 31, 2015, if we are unable to continue to replace the remaining acquired loans and related interest income with new performing loans, our financial condition and earnings may be adversely affected.

If we fail to effectively manage credit risk, our business and financial condition will suffer.

There are risks inherent in making or purchasing any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. As of December 31, 2015, approximately 11.2% of loans held by the Bank were obtained through acquisitions. In addition, we continue to grow our commercial loan origination business. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

Economic and market developments, including the potential for inflation, may have an adverse effect on our business, possibly in ways that are not predictable or that we may fail to anticipate.

Economic and market disruptions that have existed in recent years and the potential for future economic disruptions and increase in inflation present considerable risks and challenges to us. Dramatic declines in the housing market and increasing business failures in the recent past have negatively impacted the performance of mortgage, commercial and construction loans and resulted in significant write downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and high unemployment have also negatively impacted the credit performance of commercial and consumer loans, resulting in additional write downs. These risks and challenges have significantly diminished overall confidence in the national economy, the financial markets and many financial institutions. This reduced confidence could further compound the overall market disruptions and risks to banks and bank holding companies, including us. These conditions, among others, are some of the factors that ultimately led to the failure of the Old Failed Banks whose assets we purchased from the FDIC, as receiver. Although, as a new market entrant in 2010, we benefited from these market dislocations as reflected in our purchase price for the acquired assets, continuation or further deterioration of weak real estate markets and related impacts, including increasing foreclosures, business failures and unemployment, may adversely affect our results of operations. A decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. To the extent that our business may be similar in certain respects to the failed banks whose assets and liabilities we acquired, and that we may be serving the same general customer base with portions of a product mix which may be similar to that of the failed banks, there is no guarantee that similar economic conditions to those which adversely affected the failed banks’ results of operations will not similarly adversely affect our results of operations.

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

As of December 31, 2015, approximately 35.6% of our loan portfolio was secured by commercial properties and approximately 33.6% of our loan portfolio was secured by 1-4 single family residential properties located primarily in Florida. A substantial portion of our future loan activities may involve commercial and residential properties in Florida. A concentration of our loans in Florida subjects us to the risk that a failure of the Florida economy to recover or a further downturn could result in a lower than expected loan origination volume and higher than expected delinquency and foreclosure rates or losses on loans. Further, if Florida real estate markets do not recover, it will become more difficult and costly for us to liquidate foreclosed properties. The occurrence of a natural disaster in Florida, such as a hurricane, tropical storm or other severe weather event, or a manmade disaster could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. In addition, many residents and businesses in Florida have incurred significantly higher property and casualty insurance premiums on their properties which have and may continue to adversely affect real estate sales and values in our markets. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which could have a material adverse impact on our operations. Any individual factor or a combination of factors could materially negatively impact our business, financial condition, results of operations and prospects. A high rate of foreclosures or loan delinquencies, could have a material adverse effect on our operations and our business.

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

As of December 31, 2015, commercial and industrial loans constituted $1.02 billion, or 19.6%, and commercial real estate loans constituted $1.85 billion, or 35.6% of our total loan portfolio. We expect that over time, new loan originations will be more focused on commercial and industrial loans. To the extent that the Bank extends credit to commercial borrowers (both commercial and industrial borrowers and commercial real estate borrowers) such loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the related commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of a commercial loan in comparison to other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. In addition, commercial loan customers often have the ability to fund current interest payments through additional borrowings, and as a result the actual credit risk associated with these customers may be worse than anticipated.

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

As of December 31, 2015, the fair value of the Company’s investment securities portfolio was approximately $1.58 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment approach, with concentrations of government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other- than-temporary impairments in future periods and result in realized losses, which could have a material adverse effect on our business.

Our financial information reflects the application of acquisition accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As we acquired a portion of our operating assets and liabilities from third parties, our financial results are influenced by the application of acquisition accounting. Acquisition accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. If these assumptions are incorrect, any change or modification required could have an adverse effect on our financial condition, operations or our previously reported results.

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

The long-term success of our business will be largely attributable to the quality of our assets, particularly newly-originated loans. The risk of loss on originated loans that we hold on our balance sheet will vary with, among other things, general economic conditions, the relative product mix of loans being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. For our new loans, we will maintain an allowance for loan losses, or ALL, based on, among other things, historical rates, and an evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality, and regulatory requirements. We account for loans acquired through business combination with deteriorated credit quality since origination under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. For ASC 310-30 pools, a specific valuation allowance is established when it is probable that the Company will be unable to collect all of the cash flows expected at the acquisition date, plus the additional cash flows expected to be collected arising from changes in estimates after acquisition. Based upon the foregoing factors, we make assumptions and judgments about the ultimate collectability of loans and provide an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If any of these assumptions are incorrect, it could have a material adverse effect on our earnings.

If borrowers and guarantors fail to perform as required by the terms of their loans, we will sustain losses.

As a significant portion of our loan portfolio consists of loans originated by us, a significant source of risk arises from the possibility that losses will be sustained if the Bank’s borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have implemented underwriting and credit monitoring procedures and credit policies, including the establishment and review of the ALL, that we believe are appropriate to reduce this risk by assessing the likelihood of nonperformance and we are in the process of diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the growth of the Bank over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. As of December 31, 2015, loans included in our new loan portfolio that were originated within the previous 24-month period totaled $3.18 billion, or 68.9%, of total new loans held by the Company. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our acquisition of assets and assumption of deposits and other liabilities of failed banks involve a number of special risks.

We are subject to many of the same risks we would face in acquiring a non-failed bank in a negotiated transaction, including risks associated with stability of the deposit base, maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions were conducted by the FDIC in a manner that did not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks, including additional strain on management resources, management of problem loans, integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.

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

There is no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our failed bank transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and operations.

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

We have never paid a cash dividend; however, we may pay a cash dividend or acquire additional shares of our own stock in the future. The payment of dividends or acquisition of our own stock in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial conditions. We are a bank holding company and accordingly, any dividends paid by us or the acquisition of our own shares is subject to various federal and state regulatory limitations. Since we are a bank holding company with no significant assets other than the capital stock of our banking subsidiary, if we exhaust the capital raised in our initial public offering and our prior offerings, we will need to depend upon dividends from the Bank for substantially all of our income or raise capital through future offerings. Accordingly, at such time, our ability to pay dividends to our stockholders or acquire shares of our own stock will depend primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank’s ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as applicable governmental policies and regulations, which limit the amount that may be paid as dividends without prior approval. As such, we will have no ability to rely on dividends from the Bank. As a result, you may only receive a return on your investment in shares of our Class A Common Stock if its market price increases. See “Supervision and Regulation—Regulatory Limits on Dividends and Distributions.”

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

The Bank and, with respect to certain provisions, the Company has been subject to an Order of the FDIC, dated January 22, 2010, or the Order, issued in connection with the FDIC’s approval of the Bank’s application for deposit insurance. A failure to comply with the requirements of the Order could prevent us from executing our business strategy and materially and adversely affect our business, results of operations and financial condition. See “Supervision and Regulation—The Bank as a National Bank” for additional information on the Order.

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

The Volcker Rule restricts our ability to sponsor or invest in covered funds (as defined in the rule) and engage in certain types of proprietary trading. We have investments in special purpose entities that securitize a portfolio of primarily broadly syndicated loans. These entities are called collateralized loan obligations, or CLOs. CLOs are vehicles that, based on the existing characteristics of the securities and the CLO vehicles, are covered by the Volcker Rule and the final rules implementing the Volcker Rule. When the final rules were issued by the Federal Reserve, the final date for conformance of activities covered by the Volcker Rule was July 21, 2015. On December 18, 2014 the Federal Reserve extended the conformance period for investments in, and relationships with, covered funds (including non-conforming CLOs) that were in place prior to December 31, 2013 until July 21, 2016. In addition, the Federal Reserve board also announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017. We are continuing to evaluate the impact of the Volcker Rule and the final rules on our business and operations, and we take into account the prohibitions and applicable conformance periods under the Volcker Rule in managing our portfolio of investment securities. As of December 31, 2015, we owned $115.1 million of CLO securities with a weighted average yield of 2.84% that do not conform to the Volcker Rule. If we decide, or are required, to sell these securities, our future net interest income could be adversely impacted if alternative investment opportunities yield a lower rate. Further, if we are not able to continue to hold non-conforming CLO securities, we may be required to recognize losses on CLO securities that we hold or to sell CLO securities at times or prices at which we would otherwise determine not to sell them.

The federal banking agencies have adopted new capital rules that require insured depository institutions and their holding companies to hold more capital and have also adopted and proposed new liquidity standards. The impact of the new and proposed rules is uncertain but could be adverse to our business, results of operations or financial condition or the market price of our Class A Common Stock.

In July 2013, the federal banking agencies adopted final rules establishing a new comprehensive capital framework for U.S. banking organizations that substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the previous U.S. general risk-based capital rules. For institutions such as us and the Bank, the rules phase in over time beginning January 1, 2015, and the increased minimum capital ratios will be fully phased in as of January 1, 2019. In October 2013, the federal banking agencies issued a proposal on minimum liquidity standards for globally large, internationally active banking organizations and bank holding companies with $50 billion or more in total consolidated assets, and, in February 2014, the Federal Reserve adopted complementary enhanced liquidity standards for bank holding companies with $50 billion or more in total consolidated assets. Although the October 2013 proposal and February 2014 rules would not apply directly to us, they may inform regulators’ assessments of our or the Bank’s liquidity. See “Supervision and Regulation—Regulatory Capital and Liquidity Requirements” for additional information on the new and proposed rules relating to capital and liquidity.

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

Certain recent regulatory changes apply only to bank holding companies or depository institutions with more than $10 billion in total consolidated assets. Such changes include requirements to undergo company-run stress tests, establish an enterprise-wide board-level risk committee and develop and implement a compliance program under the Volcker Rule; limitations on debit card interchange fees; increased assessments for FDIC deposit insurance; and direct supervision and examination by the Consumer Financial Protection Bureau. Although we and the Bank each had less than $10 billion in total consolidated assets as of December 31, 2015, our business strategy contemplates additional acquisitions and organic growth, and if we or the Bank have more than $10 billion in total assets, our business and results of operations could be impacted as a result of these additional requirements.

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

Our certificate of incorporation provides that we may issue up to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, and 50,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 share of preferred stock, par value $0.001 per share. As of December 31, 2015, there were 37,126,571 shares of Class A Common Stock and 3,733,882 shares of Class B Common Stock issued and outstanding and no shares of preferred stock outstanding, which does not include shares held in treasury, shares of common stock reserved for issuance upon the exercise of outstanding options or warrants or additional shares reserved for issuance under our 2013 Stock Incentive Plan. As of December 31, 2015, there are no remaining awards available from the 2009 Option Plan.

As of December 31, 2015, we had outstanding warrants to purchase 3,024,123 shares of Class A Common Stock, 6,075,085 shares subject to outstanding options, and an aggregate of 96,668 additional shares of common stock reserved for issuance under our 2013 Stock Incentive Plan, all of which are eligible for sale in the public market to the extent permitted by any applicable vesting requirements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or Securities Act.

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

As of January 29, 2016, our executive officers, directors and three principal stockholders (beneficial owners of greater than 5% of our Class A Common Stock) together beneficially own outstanding shares representing, in the aggregate, approximately 27.9% of the presently outstanding shares of our Class A Common Stock (and after giving effect to the exercise of outstanding options and warrants that are or will become exercisable within 60 days after such date could beneficially own up to approximately 37.1% of the outstanding shares of Class A Common Stock). As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider. In addition, this concentration of ownership of the Company’s Class A Common Stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other stockholders may consider the transaction beneficial, and might adversely affect the market price of our Class A Common Stock.

Provisions in our charter documents and applicable laws may prevent or delay a change of control of us and could also limit the market price of our Class A Common Stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” which occurred in December 2015. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, including the integration of our acquired banks, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 2500 Weston Rd. Suite 300, Weston, Florida. The Company currently owns or leases 49 full-service banking locations under the Florida Community Bank brand in 17 Florida counties. Our main operating centers are located in Weston, Florida, Winter Park, Florida and in Naples, Florida. We evaluate our facilities to identify possible under-utilization and to determine the need for functional improvement and relocations. We believe that the facilities we lease are in good condition and are adequate to meet our current operational needs.

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

	Market Price Range
	High	Low
Year Ended December 31, 2014
Third Quarter (from Aug 1, 2014)	$23.17	$20.94
Fourth Quarter 2014	24.86	22.27
Year Ended December 31, 2015
First Quarter 2015	27.74	21.53
Second Quarter 2015	32.36	25.77
Third Quarter 2015	35.99	30.13
Fourth Quarter 2015	39.38	30.60

As of January 29, 2015, we had 37,141,906 shares of Class A Common Stock outstanding (exclusive of 1,977,374 shares held in treasury) and 3,724,511 shares of Class B Common Stock outstanding (exclusive of 192,132 shares held in treasury). As of January 29, 2015, FCB Financial Holdings, Inc. had approximately 32 and 14 stockholders of record for our Class A Common Stock and Class B Common Stock, respectively.

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

The following graph compares the cumulative total stockholders’ return on our Class A Common Stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index and the SNL U.S. Bank $5B-$10B Index from August 1, 2014 (the date our Class A Common Stock commenced trading on the NYSE) through December 31, 2015. The comparison assumes that $100 was invested on August 1, 2014 in our Class A Common Stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).

Item 6. Selected Financial Data

The following tables contain certain selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report. The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2015, 2014, 2013 and 2012 is derived from our audited financial statements included elsewhere in this report. On January 31, 2014, we acquired GFB and their operations are included in the consolidated financial statements from the date of acquisition and therefore may affect the comparability of the information presented below. The selected historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013	2012
Selected Balance Sheet Data
Total Assets	$7,331,486	$5,957,628	$3,973,370	$3,245,061
New loans	4,610,763	3,103,417	1,770,711	729,673
Acquired loans ($0, $273,366, $359,255 and $478,176 covered by FDIC loss share, respectively)	582,424	826,173	488,073	631,641
Allowance for loan losses	(29,126)	(22,880)	(14,733)	(18,949)

Loans, net	$5,164,061	$3,906,710	$2,244,051	$1,342,365

FDIC loss share indemnification asset	$—	$63,168	$87,229	$125,949
Total investment securities	$1,584,099	$1,425,989	$1,182,323	$1,505,112
Total deposits	$5,430,638	$3,978,535	$2,793,533	$2,190,340
Borrowings (including FHLB advances of $806,500, $983,686, $431,013 and $271,642, respectively)	$983,183	$1,067,981	$435,866	$271,642
Selected Income Statement Data
Total interest income	$249,040	$203,426	$145,263	$148,834
Total interest expense	31,244	28,254	22,940	27,506

Net interest income	$217,796	$175,172	$122,323	$121,328

Provision for loan losses	6,823	10,243	2,914	26,101

Net interest income after provision for loan losses	$210,973	$164,929	$119,409	$95,227

Total noninterest income	(25,322)	17,032	10,942	19,295
Total noninterest expense	126,604	145,632	104,308	121,749
Income (loss) before income tax expense (benefit)	59,047	36,329	26,043	(7,227)
Income tax expense (benefit)	5,656	13,957	8,872	(2,399)

Net income (loss)	$53,391	$22,372	$17,171	$(4,828)

Per Share Data
Earnings (loss) per share—Basic	$1.29	$0.59	$0.46	$(0.13)
Earnings (loss) per share—Diluted	$1.23	$0.58	$0.46	$(0.13)
Weighted average shares outstanding—Basic	41,300,979	38,054,158	36,947,192	37,011,598
Weighted average shares outstanding—Diluted	43,293,607	38,258,316	36,949,129	37,011,598
Performance Ratios
Interest rate spread	3.43%	3.38%	3.54%	3.74%
Net interest margin	3.59%	3.53%	3.79%	4.00%
Return on average assets	0.82%	0.41%	0.49%	-0.14%
Return on average equity	6.21%	2.89%	2.35%	-0.67%
Efficiency ratio (company level)	64.93%	74.88%	77.13%	85.29%
Average interest-earning assets to average interest bearing liabilities	120.53%	118.45%	130.73%	125.79%
Loans receivable to deposits	95.63%	98.77%	80.86%	62.15%
Yield on interest-earning assets	4.06%	4.06%	4.47%	4.88%
Cost of interest-bearing liabilities	0.63%	0.68%	0.93%	1.14%
Asset Quality Ratios
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.35%	0.49%	1.51%	0.73%
Nonperforming assets to total assets	0.79%	1.58%	1.73%	2.09%
Covered loans to total gross loans	0.00%	6.96%	15.90%	35.13%
ALL to nonperforming assets	50.47%	24.36%	21.40%	27.98%
ALL to total gross loans	0.56%	0.58%	0.65%	1.39%
Net charge-offs to average loans receivable	0.01%	0.07%	0.42%	1.98%
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.03%	0.00%	0.06%	0.07%
New loan ALL to total gross new loans	0.52%	0.52%	0.47%	0.71%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	2.90%	2.34%	6.78%	1.50%
Covered acquired loans to total gross acquired loans	0.00%	33.09%	73.60%	75.70%
Acquired loan ALL to total gross acquired loans	0.92%	0.83%	1.32%	2.18%
Capital Ratios (Company)
Average equity to average total assets	13.16%	14.23%	20.90%	21.20%
Tangible average equity to tangible average assets	11.97%	12.81%	20.00%	20.24%
Tangible common equity ratio (end of period)	10.89%	13.02%	17.20%	21.45%
Tier 1 leverage ratio	10.31%	12.80%	18.03%	20.58%
Tier 1 risk-based capital ratio	12.07%	17.02%	24.78%	36.08%
Total risk-based capital ratio	12.07%	17.56%	25.34%	37.09%

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

Having acquired nine banks within the State of Florida, our priority for 2016 is to internally grow loans and deposits within the State of Florida. Our 49 branch retail network extends from Naples to Sarasota, and further to Brooksville, on the west coast of Florida, from Miami to Daytona Beach on the east coast of Florida, and to Orlando in Central Florida. This market footprint includes three of the four largest MSAs in Florida; Miami-Fort Lauderdale-West Palm Beach, Tampa-St. Petersburg-Clearwater, and Orlando-Kissimmee-Sanford.

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

To support consumer and business awareness of our market presence, financial strength and product offerings, we utilize the traditional print, television and radio advertising channels as well as capitalize on opportunities to support local and state-wide causes that permit increased visibility of our logo, message, and experienced staff. During and following each acquisition the Company has implemented its “Stronger Than Ever” campaign which features outbound calling efforts and print advertising. The campaign communicates the newly acquired institutions’ continuity of staff combined with our financial strength and robust product offerings. By providing a consistent look and message in all marketing efforts we have been able to gain notoriety; increase brand awareness; and attract and retain new customers.

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

Results of Operations

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans receivable, including accretion income on acquired loans, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of noninterest income, consisting of income from banking service fees, interest rate swap services, bank-owned life insurance (“BOLI”) and recoveries on acquired assets. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.

Net Interest Income

Net interest income, a significant contributor to our revenues and net income, represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread, (4) our net interest margin and (5) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the fair value discounts on our acquired loans, which will also affect our net interest spread, net interest margin and net interest income. We measure net interest income before and after provision for loan losses required to maintain our ALL at acceptable levels.

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

Capital

We manage capital based upon factors that include the level and quality of capital and overall financial condition of the Company, the trend and volume of problem assets, the adequacy of discounts and reserves, the level and quality of earnings, the risk exposures in our balance sheet, the levels of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets and other factors.

Performance Highlights

Operating and financial highlights for the year ended December 31, 2015 include the following:

•	Record net income available to common stockholders’ of $53.4 million, or $1.23 per diluted share, an increase of 138.7% over prior year

•	Net interest income of $217.8 million, an increase of 24.3%

•	Total loan portfolio increased 32.2% to $5.19 billion

•	Cost of deposits declined 3 basis points to 0.58%

•	Efficiency ratio declined to 64.9%, down from 74.9% for the prior year

•	Total deposits grew to $5.43 billion, up 36.5%

•	ROA increase to 0.82% from 0.41% and ROE increased to 6.21% from 2.89% from prior year

Analysis of Results of Operations

Net income available to common stockholders’ totaled $53.4 million, which generated diluted earnings per share (“EPS”) of $1.23 for the year ended December 31, 2015. Net income available to common stockholders for the year ended December 31, 2014 totaled $22.4 million, which generated diluted EPS of $0.58. The increase in earnings was primarily driven by an increase in interest income of $45.6 million and a decrease in noninterest expense of $19.0 million. The Company’s results of operations for the year ended December 31, 2015 produced a return on average assets of 0.82% and a return on average common stockholders’ equity of 6.21% compared to prior year ratios of 0.41% and 2.89%, respectively.

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

	Years Ended December 31,
	2015			2014			2013
	Average Balance (1)	Interest/ Expense (2)	Yield/Rate	Average Balance (1)	Interest/ Expense (2)	Yield/Rate	Average Balance (1)	Interest/ Expense (2)	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$94,162	$176	0.19%	$100,849	$211	0.21%	$100,293	$224	0.22%
New loans	3,734,285	126,895	3.35%	2,299,940	81,353	3.49%	1,134,928	43,668	3.79%
Acquired loans (3)(4)	708,203	69,228	9.78%	888,444	77,317	8.70%	548,111	64,853	11.83%
Investment securities and other	1,537,840	52,741	3.38%	1,673,594	44,545	2.63%	1,443,957	36,518	2.49%

Total interest-earning assets	6,074,490	249,040	4.06%	4,962,827	203,426	4.06%	3,227,289	145,263	4.47%

Non-earning assets:
FDIC loss share indemnification asset (5)	10,860			76,851			107,153
Noninterest-earning assets	452,288			407,289			167,869

Total assets	$6,537,638			$5,446,967			$3,502,311

Interest-bearing liabilities:
Interest-bearing demand deposits	$324,053	$1,405	0.43%	$25,977	$53	0.20%	$—	$—	0.00%
Interest-bearing NOW accounts	381,081	1,310	0.34%	245,998	749	0.30%	70,454	76	0.11%
Savings and money market accounts	1,860,403	9,726	0.52%	1,708,507	9,845	0.58%	961,986	4,425	0.46%
Time deposits (6)	1,364,064	13,700	1.00%	1,338,016	12,111	0.91%	1,121,100	14,036	1.25%
FHLB advances and other borrowings (6)	1,110,135	5,103	0.45%	871,296	5,496	0.62%	315,099	4,403	1.38%

Total interest-bearing liabilities	5,039,736	31,244	0.63%	4,189,794	28,254	0.68%	2,468,639	22,940	0.93%

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	586,473			433,330			260,994
Other liabilities	51,218			48,856			40,564
Stockholders’ equity	860,211			774,987			732,114

Total liabilities and stockholders’ equity	$6,537,638			$5,446,967			$3,502,311

Net interest income		$217,796			$175,172			$122,323

Net interest rate spread			3.43%			3.38%			3.54%

Net interest margin			3.59%			3.53%			3.79%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.
(3)	Includes loans on nonaccrual status.
(4)	Net of allowance for loan losses.
(5)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(6)	Interest expense includes the impact from premium amortization.

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Years Ended December 31, 2015 compared to 2014			Years Ended December 31, 2014 compared to 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total	Volume (3)	Rate (3)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(14)	$(21)	$(35)	$1	$(14)	$(13)
New loans	48,840	(3,298)	45,542	41,473	(3,788)	37,685
Acquired loans (1)	(16,924)	8,835	(8,089)	32,798	(20,334)	12,464
Investment securities	(3,744)	11,940	8,196	6,036	1,991	8,027

Total change in interest income	$28,158	$17,456	$45,614	$80,308	$(22,145)	$58,163

Interest-bearing liabilities:
Interest-bearing demand deposits	$1,228	$124	$1,352	$53	$—	$53
Interest-bearing NOW accounts	452	109	561	388	285	673
Savings and money market accounts	893	(1,012)	(119)	4,089	1,331	5,420
Time deposits (2)	261	1,328	1,589	2,406	(4,331)	(1,925)
FHLB advances and other borrowings (2)	1,284	(1,677)	(393)	4,519	(3,426)	1,093

Total change in interest expenses	4,118	(1,128)	2,990	11,455	(6,141)	5,314

Total change in net interest income	$24,040	$18,584	$42,624	$68,853	$(16,004)	$52,849

(1)	Includes loans on nonaccrual status.
(2)	Interest expense includes the impact from premium amortization.
(3)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Year ended December 31, 2015 compared to Year ended December 31, 2014

Net interest income was $217.8 million for the year ended December 31, 2015, an increase of 24.3% compared to $175.2 million for the year ended December 31, 2014. The increase in net interest income reflects a $45.6 million increase in interest income partially offset by a $3.0 million increase in interest expense. For the year ended December 31, 2015, average earning assets increased $1.11 billion, or 22.4%, while average interest-bearing liabilities increased $849.9 million, or 20.3%, compared to the year ended December 31, 2014.

The increase in interest income was primarily due to a $45.5 million increase in interest income on new loans. The average balance of new loans increased $1.43 billion, which offset the negative impact of the reduction in the average interest rate on new loans of 14 basis points. Interest income on acquired loans decreased $8.1 million compared to prior year, primarily driven by a $180.2 million decrease in the average balance of acquired loans due to continued outperformance of collection and resolution activity in the acquired loan portfolio.

Interest expense on deposits increased $3.4 million due to a $611.1 million, or 18.4%, increase in the average balance of interest-bearing deposits, partially offset by a decline in the average rate paid on deposits. The increase in the average balance of deposits was primarily due to the focus on cross-selling and deepening both new and existing relationships. The decline in the average rate paid on deposits was attributable to the increase in noninterest-bearing demand deposits and the continued run-off of wholesale and longer-term time deposits assumed in the Acquisitions. The average rate paid on time deposits, including the impact of premium amortization, was 1.00% and 0.91% for the years ended December 31, 2015 and 2014, respectively. Interest expense on FHLB advances and other borrowings totaled $5.1 million for the year ended December 31, 2015 as compared to $5.5 million for the prior year. The decrease was primarily due to a decrease in average rate paid on borrowings of 17 basis points, partially offset by an increase of $238.8 million, or 27.4%, in the average balance of FHLB advances and other borrowings.

The net interest margin for the year ended December 31, 2015 was 3.59%, an increase of 6 basis points compared to 3.53% for the year ended December 31, 2014. The average yield on interest-earning assets remained flat for the year ended December 31, 2015 as compared to the year ended December 31, 2014, while the average rate paid on interest-bearing liabilities decreased by 5 basis points. The decline in the average yield on interest-bearing liabilities was due primarily to the decline in the average rate paid on FHLB advances and other borrowings.

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

Provision for Loan Losses

Year ended December 31, 2015 compared to Year ended December 31, 2014

The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. Provision for loan losses decreased by $3.4 million, or 33.4%, to $6.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Provision for loan loss expense for the year ended December 31, 2015 included a $7.7 million provision related to new loans and a $(914) thousand provision for the acquired loan portfolio. The increase in the provision for new loans is attributable to the $1.51 billion increase in the new loan portfolio balance. The decrease in the provision for acquired loans is primarily attributable to better than expected performance of the legacy acquired loan portfolio resulting in a reversal of previously recorded provision expense.

Net charge-offs were $577 thousand for the year ended December 31, 2015, a decrease of 72.5% compared to prior year. The decrease in net charge-offs was due to resolution of acquired loans in the 1-4 single family residential, Construction, land and development, and CRE loan categories. Net charge-offs were 0.01% of average loans on for the year ended December 31, 2015 compared to 0.07% of average loans for the prior year.

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

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$3,184	$2,963	$2,374
Loan and other fees	8,611	6,793	5,057
Bank-owned life insurance income	4,610	4,175	257
FDIC loss share indemnification loss	(65,529)	(21,425)	(18,533)
Income from resolution of acquired assets	9,605	4,899	8,475
Gain (loss) on sales of other real estate owned	8,107	144	1,267
Gain (loss) on investment securities	1,906	12,105	8,682
Other noninterest income	4,184	7,378	3,363

Total noninterest income	$(25,322)	$17,032	$10,942

Year ended December 31, 2015 compared to Year ended December 31, 2014

The Company reported noninterest income of $(25.3) million for the year ended December 31, 2015, a decrease of $42.4 million, or 248.7%, compared to the year ended December 31, 2014. The decrease was primarily due to the early termination of the FDIC loss share agreements, a decrease in the gain on investment securities, and a decrease in other noninterest income; partially offset by an increase in gains on sale of OREO, income from resolution of acquired assets, and increased loan and other fee income.

During the year ended December 31, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss as compared to $21.4 million for the prior year. The increase was primarily driven by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements.

Net gain on investment securities totaled $1.9 million for the year ended December 31, 2015, a decrease of $10.2 million, or 84.3%, compared to $12.1 million for the prior year.

Other noninterest income decreased to $4.2 million for the year ended December 31, 2015, a decrease of $3.2 million, or 43.3%, compared to $7.4 million recognized for the year ended December 31, 2014. The decrease in other noninterest income was primarily due to decreased rental income of $1.1 million from properties acquired through the GFB acquisition and no gain was realized on life insurance proceeds for the year ended December 31, 2015.

Net gain on sales of OREO increased by $8.0 million, to $8.1 million for the year ended December 31, 2015. The increase is primarily attributable to an increase of $21.1 million in sales of OREO properties.

Recoveries recognized for the year ended December 31, 2015 totaled $9.6 million and were recognized through earnings as received, compared to $4.9 million for the year ended December 31, 2014.

Loan and other fees totaled $8.6 million for the year ended December 31, 2015, an increase of $1.8 million compared to the year ended December 31, 2014. The increase was primarily due to an increase of $1.2 million in secondary market residential sales and an increase in interest rate swap service fees of $700 thousand.

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

Recoveries recognized for the year ended December 31, 2014 totaled $4.9 million and were recognized through earnings as received, compared to $8.5 million for the year ended December 31, 2013.

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

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$69,021	$73,241	$46,914
Occupancy and equipment expenses	14,397	14,064	9,872
Loan and other real estate related expenses	7,740	14,868	19,155
Professional services	5,412	5,629	6,403
Data processing and network	10,671	10,744	7,280
Regulatory assessments and insurance	8,196	7,839	5,414
Amortization of intangibles	1,631	1,710	1,526
Other operating expenses	9,536	17,537	7,744

Total noninterest expense	$126,604	$145,632	$104,308

Year ended December 31, 2015 compared to Year ended December 31, 2014

Salaries and employee benefits, the single largest component of our noninterest expense, totaled $69.0 million for the year ended December 31, 2015, a decrease of $4.2 million, or 5.8%, compared to the year ended December 31, 2014. The decrease is primarily due to a decrease in stock based compensation of $13.4 million, partially offset by an increase in salary and incentive pay of $10.1 million.

Other operating expenses decreased $8.0 million for the year ended December 31, 2015, primarily due to a reduction of directors’ fees of $3.1 million and a decrease in the value appreciation instruments (“VAI”) value of $1.5 million.

Loan and other real estate related expenses decreased by $7.1 million, or 47.9%, for the year ended December 31, 2015 compared to the prior year due to less workout activity and decreased volume of the legacy acquired loan and legacy OREO portfolios.

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

Provision for Income Taxes

Year ended December 31, 2015 compared to Year ended December 31, 2014

The income tax expense for the year ended December 31, 2015 totaled $5.7 million, a decrease of $8.3 million, or 59.5%, compared to the year ended December 31, 2014. The decrease in income tax expense was primarily due to the release of a $9.1 million deferred tax asset valuation reserve related to the Great Florida Acquisition. The effective income tax rate for the year ended December 31, 2015 was 9.6%, a decrease in the effective tax rate of 28.7% compared to prior year.

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

Analysis of Financial Condition

Total assets were $7.33 billion at December 31, 2015, an increase of $1.37 billion, or 23.1%, from December 31, 2014. The increase in total assets includes an increase of $1.26 billion in net loans, of which acquired loans decreased $243.7 million over the period through receipt of payments, loan payoffs or resolution through foreclosure and transfers to OREO. The total securities portfolio was $1.58 billion at December 31, 2015, an increase of $158.1 million from December 31, 2014. The remaining increase in total assets was mainly due to increases in BOLI of $28.4 million, deferred tax assets of $27.7 million and other assets of $8.7 million which were partially offset by a decrease in the FDIC loss share indemnification asset of $63.2 million and a decrease in OREO of $35.2 million.

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

The following table summarizes the carrying value of our securities portfolio as of the periods presented:

	December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Held to maturity:
Foreign bonds	$—	$—	$—	$—	$365	$364

Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$20,930	$20,888	$6,078	$6,096	$51,553	$51,155
U.S. Government agencies and sponsored enterprises mortgage-backed securities	392,123	393,115	497,384	501,652	243,062	241,638
State and municipal obligations	2,041	2,215	2,039	2,277	2,039	2,124
Asset-backed securities	503,240	493,934	482,969	478,201	385,979	387,965
Corporate bonds and other debt securities	450,489	444,895	256,155	258,683	375,373	379,225
Preferred stock and other equity securities	171,170	169,575	113,367	112,189	90,330	83,664

Total available for sale	$1,539,993	$1,524,622	$1,357,992	$1,359,098	$1,148,336	$1,145,771

Total investment securities increased $158.1 million, or 11.1% compared to December 31, 2014. No securities were determined to be other-than-temporary impaired (“OTTI”) as of December 31, 2015 or 2014.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of December 31, 2015, and 2014, the Bank held approximately $59.5 million and $66.9 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2015 and 2014, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2015
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$20,930	2.62%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	21,092	2.10%	256,678	2.26%	114,353	2.32%
State and municipal obligations	—	—	—	—	—	—	2,041	5.35%
Asset-backed securities	—	—	25,807	3.31%	367,158	2.92%	110,275	2.61%
Corporate bonds and other debt securities	5,000	2.79%	97,737	3.90%	77,516	4.00%	270,236	4.88%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	171,170	5.47%

Total available for sale	$5,000	2.79%	$144,636	3.53%	$722,282	2.80%	$668,075	4.22%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.

As of December 31, 2015, the effective duration of the Bank’s investment portfolio is estimated to be approximately 3.2 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.

The average balance of the securities portfolio for the year ended December 31, 2015 totaled $1.54 billion with a pre-tax yield of 3.38%.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of December 31, 2015 or 2014.

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

	December 31,
	2015		2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$998,141	19.2%	$853,074	21.7%	$514,612	22.7%	$212,581	15.6%
Owner-occupied commercial real estate	524,728	10.1%	281,703	7.2%	154,983	6.9%	92,570	6.8%
1-4 single family residential	1,541,255	29.7%	922,657	23.5%	359,818	15.9%	70,882	5.2%
Construction, land and development	537,494	10.4%	232,601	5.9%	75,666	3.3%	55,451	4.1%
Home equity loans and lines of credit	30,945	0.6%	11,826	0.3%	19,303	0.9%	393	0.0%

Total real estate loans	$3,632,563	70.0%	$2,301,861	58.6%	$1,124,382	49.7%	$431,877	31.7%

Commercial and industrial	972,803	18.7%	795,000	20.2%	645,153	28.6%	295,315	21.7%
Consumer	5,397	0.1%	6,556	0.2%	1,176	0.1%	2,481	0.2%

Total new loans	$4,610,763	88.8%	$3,103,417	79.0%	$1,770,711	78.4%	$729,673	53.6%

Acquired ASC 310-30 loans:
Commercial real estate	247,628	4.8%	$336,935	8.6%	$274,147	12.1%	$331,217	24.3%
1-4 single family residential	40,922	0.8%	86,308	2.2%	56,745	2.5%	68,558	5.0%
Construction, land and development	28,017	0.5%	66,700	1.7%	55,936	2.5%	99,534	7.3%

Total real estate loans	$316,567	6.1%	$489,943	12.5%	$386,828	17.1%	$499,309	36.6%

Commercial and industrial	36,783	0.7%	67,498	1.7%	57,047	2.5%	72,895	5.4%
Consumer	2,390	0.0%	2,803	0.1%	3,992	0.2%	8,406	0.6%

Total acquired ASC 310-30 loans	$355,740	6.8%	$560,244	14.3%	$447,867	19.8%	$580,610	42.6%

Acquired non-ASC 310-30 loans:
Commercial real estate	55,985	1.1%	$70,146	1.8%	$9,098	0.5%	$10,241	0.8%
Owner-occupied commercial real estate	21,101	0.4%	14,842	0.4%	3,014	0.1%	4,531	0.3%
1-4 single family residential	84,111	1.6%	102,279	2.6%	10,174	0.5%	9,261	0.7%
Construction, land and development	6,338	0.1%	9,729	0.2%	—	0.0%	289	0.0%
Home equity loans and lines of credit	49,407	1.0%	54,704	1.4%	11,998	0.5%	18,595	1.4%

Total real estate loans	$216,942	4.2%	$251,700	6.4%	$34,284	1.6%	$42,917	3.2%

Commercial and industrial	9,312	0.2%	13,548	0.3%	5,633	0.2%	7,828	0.6%
Consumer	430	0.0%	681	0.0%	289	0.0%	286	0.0%

Total acquired non-ASC 310-30 loans	226,684	4.4%	265,929	6.7%	40,206	1.8%	51,031	3.8%

Total loans	$5,193,187	100.0%	$3,929,590	100.0%	$2,258,784	100.0%	$1,361,314	100.0%

Total loans were $5.19 billion at December 31, 2015, an increase of 32.2% compared to $3.93 billion at December 31, 2014.

Our new loan portfolio totaled $4.61 billion as of December 31, 2015, an increase of $1.51 billion, or 48.6%, from $3.10 billion as of December 31, 2014. The increase in new loans was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans. The Company purchased $379.3 million of loans during the year ended December 31, 2015. As of December 31, 2015 new loans made up 88.8% of our total loan portfolio as compared to 79.0% as of December 31, 2014.

Acquired loans were $582.4 million at December 31, 2015, a decrease of 29.5% compared to $826.2 million at December 31, 2014. As of December 31, 2015 acquired loans made up 11.2% of our total loan portfolio as compared to 21.0% as of December 31, 2014.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table summarized the loan contractual maturity distribution by type as of the period presented:

	December 31, 2015
	One Year or Less	After One but Within Five Years	After Five Years	Total
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$19,373	$481,140	$497,628	$998,141
Owner-occupied commercial real estate	5,210	127,094	392,424	524,728
1-4 single family residential	3,280	47,331	1,490,644	1,541,255
Construction, land and development	84,558	280,032	172,904	537,494
Home equity loans and lines of credit	—	4,493	26,452	30,945

Total real estate loans	112,421	940,090	2,580,052	3,632,563

Other loans:
Commercial and industrial	$65,404	$708,620	$198,779	$972,803
Consumer	959	3,423	1,015	5,397

Total other loans	66,363	712,043	199,794	978,200

Total new loans	$178,784	$1,652,133	$2,779,846	$4,610,763

Acquired ASC 310-30 Loans:
Real estate loans:
Commercial real estate	$50,089	111,812	85,727	247,628
1-4 single family residential	1,573	4,383	34,966	40,922
Construction, land and development	11,313	7,509	9,195	28,017

Total real estate loans	62,975	123,704	129,888	316,567

Other loans:
Commercial and industrial	$13,763	$14,860	$8,160	$36,783
Consumer	268	869	1,253	2,390

Total other loans	14,031	15,729	9,413	39,173

Total acquired ASC 310-30 loans	$77,006	$139,433	$139,301	$355,740

Acquired Non-ASC 310-30 Loans:
Real estate loans:
Commercial real estate	$13,393	$40,384	$2,208	$55,985
Owner-occupied commercial real estate	772	15,742	4,587	21,101
1-4 single family residential	47	8,776	75,288	84,111
Construction, land and development	—	6,338	—	6,338
Home equity loans and lines of credit	1,164	2,892	45,351	49,407

Total real estate loans	15,376	74,132	127,434	216,942

Other loans:
Commercial and industrial	$7,973	$1,300	$39	$9,312
Consumer	304	126	—	430

Total other loans	8,277	1,426	39	9,742

Total acquired non-ASC 310-30 loans	$23,653	$75,558	$127,473	$226,684

Total Loans	$279,443	$1,867,124	$3,046,620	$5,193,187

The following table summarizes the loan contractual maturity distribution by related interest rate characteristics as of the period presented:

	December 31, 2015
	After One but Within Five Years	After Five Years
	(Dollars in thousands)
New Loans:
Predetermined (fixed) interest rates	$435,977	$1,148,792
Floating interest rates	1,216,156	1,631,054

Total	1,652,133	2,779,846

Acquired ASC 310-30 Loans:
Predetermined (fixed) interest rates	106,285	77,452
Floating interest rates	33,148	61,849

Total	139,433	139,301

Acquired Non-ASC 310-30 Loans:
Predetermined (fixed) interest rates	59,399	46,669
Floating interest rates	16,159	80,804

Total	75,558	127,473

Total Loans:
Predetermined (fixed) interest rates	601,661	1,272,913
Floating interest rates	1,265,463	1,773,707

Total	$1,867,124	$3,046,620

The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without prepayment penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables above include information limited to contractual maturities of the underlying loans.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccruals loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,454	116	1,052	427
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—
Commercial and industrial	—	—	24	88
Consumer	—	—	—	—

Total nonaccrual loans	1,454	116	1,076	515
Accruing loans 90 days or more past due	—	—	—	—

Total nonperforming loans	1,454	116	1,076	515

Other real estate owned (OREO)	—	—	—	—
Other foreclosed property	—	—	—	—

Total new nonperforming assets	$1,454	$116	$1,076	$515

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$5,282	$4,866	$5,400	$5,421
Owner-occupied commercial real estate	2,247	211	562	928
1-4 single family residential	3,016	1,766	144	186
Construction, land and development	—	1,595	16,753	—
Home equity loans and lines of credit	2,295	3,005	1,996	2,433
Commercial and industrial	3,721	7,851	7,580	476
Consumer	357	—	644	—

Total nonaccrual loans	16,918	19,294	33,079	9,444
Accruing loans 90 days or more past due	—	—	—	—

Total nonperforming loans	16,918	19,294	33,079	9,444

Other real estate owned (OREO)	39,340	74,527	34,682	57,767
Other foreclosed property	—	—	—	2

Total acquired nonperforming assets	$56,258	$93,821	$67,761	$67,213

Total nonperforming assets	$57,712	$93,937	$68,837	$67,728

Nonaccrual loans totaled $18.4 million at December 31, 2015, a decrease of 5.3% from $19.4 million at December 31, 2014. Excluding acquired loans, nonperforming loans totaled $1.5 million at December 31, 2015, an increase of $1.3 million from $116 thousand at December 31, 2014.

Nonperforming assets totaled $57.7 million at December 31, 2015, a decrease of $36.2 million, or 38.6%, from December 31, 2014. Excluding acquired assets, nonperforming assets totaled $1.5 million at December 31, 2015, compared to $116 thousand at December 31, 2014.

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

The following table sets forth our asset quality ratios for the periods presented:

	December 31,
	2015	2014	2013	2012
Asset Quality Ratios
Asset and Credit Quality Ratios—New Loans
Nonperforming new loans to new loans receivable	0.03%	0.00%	0.06%	0.07%
New loan ALL to total gross new loans	0.52%	0.52%	0.47%	0.71%
Asset and Credit Quality Ratios—Acquired Loans
Nonperforming acquired loans to acquired loans receivable	2.90%	2.34%	6.78%	1.50%
Covered acquired loans to total gross acquired loans	0.00%	33.09%	73.60%	75.70%
Acquired loan ALL to total gross acquired loans	0.92%	0.83%	1.32%	2.18%
Asset and Credit Quality Ratios—Total loans
Nonperforming loans to loans receivable	0.35%	0.49%	1.51%	0.73%
Nonperforming assets to total assets	0.79%	1.58%	1.73%	2.09%
Covered loans to total gross loans	0.00%	6.96%	15.90%	35.13%
ALL to nonperforming assets	50.47%	24.36%	21.40%	27.98%
ALL to total gross loans	0.56%	0.58%	0.65%	1.39%
Net charge-offs to average loans receivable	0.01%	0.07%	0.42%	1.98%

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

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(1,487)	—	(37)	(681)	—	(39)	175	(2,069)
Provision (credit) for non-ASC 310-30 loans	589	405	46	(39)	138	11	6	1,156
Provision (credit) for New loans	1,012	818	2,066	1,317	122	2,417	(16)	7,736

Total provision	114	1,223	2,075	597	260	2,389	165	6,823

Charge-offs for ASC 310-30 loans	(270)	—	(436)	(56)	—	(643)	(60)	(1,465)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(132)	—	(8)	(268)
Charge-offs for New loans	—	—	—	—	—	(15)	—	(15)

Total charge-offs	(270)	—	(564)	(56)	(132)	(658)	(68)	(1,748)

Recoveries for ASC 310-30 loans	400	—	174	407	—	177	1	1,159
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12

Total recoveries	400	—	174	407	—	189	1	1,171

Ending ALL balance
ASC 310-30 loans	1,898	—	26	328	—	453	406	3,111
Non-ASC 310-30 loans	1,084	463	332	36	291	60	4	2,270
New loans	5,468	1,780	6,067	3,040	192	7,152	46	23,745

Balance at December 31, 2015	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	735	—	271	107	—	(716)	245	642
Provision (credit) for non-ASC 310-30 loans	490	53	362	75	442	67	35	1,524
Provision (credit) for New loans	2,678	591	2,695	895	(56)	1,229	45	8,077

Total provision	3,903	644	3,328	1,077	386	580	325	10,243

Charge-offs for ASC 310-30 loans	(270)	—	(31)	(1,244)	—	(678)	(113)	(2,336)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(296)	(24)	(29)	(349)
Charge-offs for New loans	—	—	—	(6)	—	(348)	—	(354)

Total charge-offs	(270)	—	(31)	(1,250)	(296)	(1,050)	(142)	(3,039)

Recoveries for ASC 310-30 loans	115	—	—	810	—	13	1	939
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	4	—	4

Total recoveries	115	—	—	810	—	17	1	943

Ending ALL balance
ASC 310-30 loans	3,255	—	325	658	—	958	290	5,486
Non-ASC 310-30 loans	495	58	414	75	285	49	6	1,382
New loans	4,456	962	4,001	1,723	70	4,738	62	16,012

Balance at December 31, 2014	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2013	$3,734	$373	$3,049	$5,239	$67	$6,054	$433	$18,949

Provision (credit) for ASC 310-30 loans	1,263	—	(1,558)	601	—	(1,493)	510	(677)
Provision (credit) for non-ASC 310-30 loans	(3)	(7)	30	(3)	415	(130)	(4)	298
Provision (credit) for New loans	541	10	684	(141)	122	2,120	(43)	3,293

Total provision	1,801	3	(844)	457	537	497	463	2,914

Charge-offs for ASC 310-30 loans	(1,387)	—	(830)	(4,052)	—	(201)	(723)	(7,193)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(339)	(163)	—	(502)
Charge-offs for New loans	—	—	—	(193)	—	—	—	(193)

Total charge-offs	(1,387)	—	(830)	(4,245)	(339)	(364)	(723)	(7,888)

Recoveries for ASC 310-30 loans	310	—	68	368	—	11	1	758
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	310	—	68	368	—	11	1	758

Ending ALL balance
ASC 310-30 loans	2,675	—	85	985	—	2,339	157	6,241
Non-ASC 310-30 loans	5	5	52	—	139	6	—	207
New loans	1,778	371	1,306	834	126	3,853	17	8,285

Balance at December 31, 2013	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2012	$1,271	$446	$5,464	$1,844	$84	$8,628	$105	$17,842

Provision (credit) for ASC 310-30 loans	10,255	—	(1,667)	11,065	—	3,473	594	23,720
Provision (credit) for non-ASC 310-30 loans	96	(39)	18	(35)	9	718	49	816
Provision (credit) for New loans	673	(34)	466	609	4	(200)	47	1,565

Total provision	11,024	(73)	(1,183)	11,639	13	3,991	690	26,101

Charge-offs for ASC 310-30 loans	(8,742)		(1,232)	(8,273)	—	(4,574)	(310)	(23,131)
Charge-offs for non-ASC 310-30 loans	(104)	—	—	(23)	(30)	(1,991)	(52)	(2,200)
Charge-offs for New loans	—	—	—	(91)	—	—	—	(91)

Total charge-offs	(8,846)	—	(1,232)	(8,387)	(30)	(6,565)	(362)	(25,422)

Recoveries for ASC 310-30 loans	285	—	—	143	—	—	—	428
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	285	—	—	143	—	—	—	428

Ending ALL balance
ASC 310-30 loans	2,489	—	2,405	4,068	—	4,022	369	13,353
Non-ASC 310-30 loans	8	12	22	3	63	299	4	411
New loans	1,237	361	622	1,168	4	1,733	60	5,185

Balance at December 31, 2012	$3,734	$373	$3,049	$5,239	$67	$6,054	$433	$18,949

As of December 31, 2015, nearly all of our new loans have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis segment by portfolio and asset categories within those portfolio segments. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.

The ALL increased $6.2 million to $29.1 million at December 31, 2015 from $22.9 million at December 31, 2014, primarily due to the increase in new loans of $1.51 billion. The ALL as a percentage of nonperforming assets and ALL as a percentage of total gross loans was 50.47% and 0.56% as of December 31, 2015, compared to 24.36% and 0.58% at December 31, 2014. The ratio of ALL to total gross loans declined primarily due to the increase in the ratio of new loans to total loans which have a lower ALL compared to our acquired loan portfolio due to the higher credit quality of our new loan portfolio which have exhibited limited delinquency.

Net loan charge-offs for the year ended December 31, 2015 totaled $577 thousand, a decrease of 72.5% compared to $2.1 million for the same period of 2014. Net loan charge-offs for the year ended December 31, 2014 totaled $2.1 million, a decrease of 70.6% compared to $7.1 million for the same period of 2013. Net loan charge-offs for the year ended December 31, 2013 totaled $7.1 million, a decrease of 71.5% compared to $25.0 million for the same period of 2012. The ratio of net charge-offs to average new loans outstanding during the years ended December 31, 2015, 2014, 2013 and 2012 was 0.00%, 0.02%, 0.02% and 0.02%, respectively. The ratio of net charge-offs to average acquired loans outstanding during the years ended December 31, 2015, 2014, 2013 and 2012 was 0.08%, 0.20%, 1.27% and 3.43%, respectively. The ratio of net charge-offs to total average loans outstanding during the years ended December 31, 2015, 2014, 2013 and 2012 was 0.01%, 0.07%, 0.42% and 1.98%, respectively.

The following table provides the allocation of the allowance for loan loss as of the periods presented:

	December 31,
	2015		2014		2013		2012
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$5,468	19.2%	$4,456	21.7%	$1,778	22.7%	$1,237	15.6%
Owner-occupied commercial real estate	1,780	10.1%	962	7.2%	371	6.9%	361	6.8%
1-4 single family residential	6,067	29.7%	4,001	23.5%	1,306	15.9%	622	5.2%
Construction, land and development	3,040	10.4%	1,723	5.9%	834	3.3%	1,168	4.1%
Home equity loans and lines of credit	192	0.6%	70	0.3%	126	0.9%	4	0.0%

Total real estate loans	16,547	70.0%	11,212	58.6%	4,415	49.7%	3,392	31.7%

Other loans:
Commercial and industrial	7,152	18.7%	4,738	20.2%	3,853	28.6%	1,733	21.7%
Consumer	46	0.1%	62	0.2%	17	0.1%	60	0.2%

Total other loans	7,198	18.8%	4,800	20.4%	3,870	28.7%	1,793	21.9%

Total new loans	$23,745	88.8%	$16,012	79.0%	$8,285	78.4%	$5,185	53.6%

Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,898	4.8%	$3,255	8.6%	$2,675	12.1%	$2,489	24.3%
1-4 single family residential	26	0.8%	325	2.2%	85	2.5%	2,405	5.0%
Construction, land and development	328	0.5%	658	1.7%	985	2.5%	4,068	7.3%

Total real estate loans	2,252	6.1%	4,238	12.5%	3,745	17.1%	8,962	36.6%

Other loans:
Commercial and industrial	453	0.7%	958	1.7%	2,339	2.5%	4,022	5.4%
Consumer	406	0.0%	290	0.1%	157	0.2%	369	0.6%

Total other loans	859	0.7%	1,248	1.8%	2,496	2.7%	4,391	6.0%

Total Acquired ASC 310-30 loans	$3,111	6.8%	$5,486	14.3%	$6,241	19.8%	$13,353	42.6%

Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,084	1.1%	$495	1.8%	$5	0.5%	$8	0.8%
Owner-occupied commercial real estate	463	0.4%	58	0.4%	5	0.1%	12	0.3%
1-4 single family residential	332	1.6%	414	2.6%	52	0.5%	22	0.7%
Construction, land and development	36	0.1%	75	0.2%	—	0.0%	3	0.0%
Home equity loans and lines of credit	291	1.0%	285	1.4%	139	0.5%	63	1.4%

Total real estate loans	2,206	4.2%	1,327	6.4%	201	1.6%	108	3.2%

Other loans:
Commercial and industrial	60	0.2%	49	0.3%	6	0.2%	299	0.6%
Consumer	4	0.0%	6	0.0%	—	0.0%	4	0.0%

Total other loans	64	0.2%	55	0.3%	6	0.2%	303	0.6%

Total Acquired Non-ASC 310-30 loans	$2,270	4.4%	$1,382	6.7%	$207	1.8%	$411	3.8%

Total loans	$29,126	100.0%	$22,880	100.0%	$14,733	100.0%	$18,949	100.0%

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

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$63,168	$87,229	$125,949
Termination of FDIC loss sharing agreements	(63,168)	—	—
Reimbursable expenses	—	4,999	9,372
Amortization	—	(24,653)	(25,126)
Income resulting from impairment and charge-off of covered assets, net	—	3,948	2,209
Expense resulting from recoupment and disposition of covered assets, net	—	(3,627)	(5,201)
FDIC claims submissions	—	(4,728)	(19,974)

Balance at end of period	$—	$63,168	$87,229

The following table summarizes the changes in the clawback liability, included in Other Liabilities of the consolidated financial statements, for the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,846	$11,753	$11,966
Termination of FDIC loss sharing agreements	(13,846)	—	—
Amortization impact	—	748	744
Remeasurement impact	—	1,345	(957)

Balance at end of period	$—	$13,846	$11,753

Other Real Estate Owned

The following table shows the composition of OREO as of the periods presented:

	December 31,
	2015	2014
	(Dollars in thousands)
Commercial real estate	$4,980	$22,267
1-4 single family residential	4,875	12,623
Construction, land and development	29,485	39,637

Total	$39,340	$74,527

The following table summarized the activity related to OREO for the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$74,527	$34,682	$57,767
Additions from acquisition	—	55,085	—
Transfers from loan portfolio	21,573	22,399	27,535
Impairments	(728)	(2,690)	(3,580)
Sales	(56,032)	(34,949)	(47,040)

Balance at end of period	$39,340	$74,527	$34,682

Total OREO held by the Company was $39.3 million as of December 31, 2015, a decrease of $35.2 million from December 31, 2014. The decrease in OREO was due to $56.0 million of sales partially offset by $21.6 million of additions to OREO through loan foreclosures.

We expect that OREO will generally continue to decrease in the future as there will be less transfers from the loan portfolio and reductions due to disposition activity. However, OREO may increase in future periods as a result of future business combinations or changes in economic factors that impact borrowers’ repayment abilities.

Bank-owned Life Insurance

BOLI policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$139,829	$75,257	$—
Additions from premium payments	25,000	60,000	75,000
Net gain in cash surrender value	4,610	4,175	257
Mortality proceeds receivable	(1,193)	1,193	—
Mortality-related reduction in cash surrender value	—	(796)	—

Balance at end of period	$168,246	$139,829	$75,257

As of December 31, 2015, 2014 and 2013, the BOLI cash surrender value was $168.2 million, $139.8 million and $75.3 million, respectively. The Company recognized $4.6 million, $4.2 million and $257 thousand of BOLI income for the years ended December 31, 2015, 2014 and 2013 resulting an pre-tax yield of 3.13%, 3.31% and 3.60%, respectively. The total death benefit of the BOLI policies at December 31, 2015, 2014 and 2013 totaled $521.8 million, $437.0 million and $251.2 million, respectively.

Deposits

We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix and lower our overall cost of deposits by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits.

The following table shows the deposit mix as of the periods presented:

	December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$637,047	11.7%	$593,025	14.9%
Interest-bearing demand deposits	608,454	11.2%	122,380	3.1%
Interest-bearing NOW accounts	347,832	6.4%	374,399	9.4%
Savings and money market accounts	1,979,132	36.5%	1,811,878	45.5%
Time deposits	1,858,173	34.2%	1,076,853	27.1%

Total deposits	$5,430,638	100.0%	$3,978,535	100.0%

Total deposits at December 31, 2015 totaled $5.43 billion, an increase of $1.45 billion, or 36.5%, from December 31, 2014. The increase in total deposits was due to overall net deposit growth across all deposit categories, except for interest-bearing NOW accounts, as a result of retail marketing efforts and commercial relationship growth. The increase in deposits consisted of a $670.8 million increase in core deposits and $781.3 million in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts.

The average rate paid on deposits for the year ended December 31, 2015 was 0.58%. This represents a decrease of 3 basis points compared to the average rate of 0.61% paid on deposits for the year ended December 31, 2014. The continued shift in deposit mix from higher cost time deposits to lower cost demand deposits drove the overall decrease in the cost of deposits. As of December 31, 2015, demand deposits grew to 22.9% of total deposits, up from 18.0% as of December 31, 2014. For the year ended December 31, 2015, the average rate paid on interest-bearing demand deposits was 0.39% compared to an average rate of 1.00% paid on time deposits.

The following table shows the remaining maturity of time deposits of $100,000 and greater:

December 31, 2015
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	229,552
After three months through six months	101,998
After six months through twelve months	300,204
After twelve months	691,766

Total	$1,323,520

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	December 31,
	2015	2014
	(Dollars in thousands)
FHLB advances	$806,500	$983,686
Securities sold under repurchase agreements	159,754	72,500
Retail repurchase agreements	13,448	5,704

Total contractual outstanding	979,702	1,061,890

Fair value adjustment	3,481	6,091

Total borrowings	$983,183	$1,067,981

At December 31, 2015, total borrowings were $983.2 million, a decrease of $84.8 million, or 7.9%, from $1.07 billion at December 31, 2014. The decrease in total borrowings was primarily driven by deposit growth to fund new loan growth.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$975,100	$932,186
Balance outstanding at end of period	756,500	707,186
Average outstanding during the period	722,476	658,328
Average interest rate during the period	0.32%	0.52%
Average interest rate at the end of the period	0.57%	0.27%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$851,653	$716,114	$728,174
Net income (loss)	53,391	22,372	17,171
Shares issued in offering, net	—	104,475	—
Settlement of RSU shares	—	(5,688)	—
Deferred placement fee	—	(10,000)	—
Stock-based compensation, RSU and warrant expense	5,290	21,747	2,635
Excess tax benefit of stock-based compensation	2,048	—	—
Treasury stock purchase	(34,884)	—	(18,751)
Exercise of stock options	8,793	—	—
Other	(60)	379	—
Other comprehensive income (loss)	(10,122)	2,254	(13,115)

Balance at end of period	$876,109	$851,653	$716,114

Net income available to common stockholders’ totaled $53.4 million for the year ended December 31, 2015, an increase of $31.0 million, compared to $22.4 million for the year ended December 31, 2014. The Company’s results of operations for the year ended December 31, 2015 produced a return on average assets of 0.82% and a return on average common stockholders’ equity of 6.21% compared to prior year ratios of 0.41% and 2.89%, respectively.

Stockholders’ equity totaled $876.1 million as of December 31, 2015, an increase of $24.5 million from $851.7 million as of December 31, 2014. The increase was primarily driven by increased net income of $31.0 million, partially offset by increased treasury stock purchases of $34.9 million.

Capital Resources

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The Company and Bank’s regulatory capital ratios are as follows:

	Minimum Capital Requirement	Minimun to be Well Capitalized	December 31, 2015	December 31, 2014
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	10.3%	12.8%
Common equity tier 1 capital ratio	4.5%	6.5%	12.1%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	12.1%	17.0%
Total risk-based capital ratio	8.0%	10.0%	12.1%	17.6%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	9.9%	10.4%
Common equity tier 1 capital ratio	4.5%	6.5%	11.6%	N/A
Tier 1 risk-based capital ratio	6.0%	8.0%	11.6%	13.9%
Total risk-based capital ratio	8.0%	10.0%	11.6%	14.5%

The Bank and, with respect to certain provisions, the Company, is subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of December 31, 2015 and 2014, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.

As of December 31, 2015, the Company had a Tier 1 leverage ratio of 10.3%, which provided $369.3 million of excess capital relative to the minimum requirements to be considered well capitalized. As of December 31, 2015, the Bank had a Tier 1 leverage ratio of 9.9%, which provided $336.5 million of excess capital relative to the minimum requirements to be considered well capitalized.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2015 and 2014, our reserve for unfunded commitments totaled $1.5 million and $1.2 million, respectively.

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

The following table summarizes commitments as of the periods presented:

	December 31,
	2015	2014
	(Dollars in thousands)
Commitments to fund loans	$578,730	$351,369
Unused lines of credit	358,601	199,880
Commercial and standby letters of credit	14,410	10,223

Total	$951,741	$561,472

Contractual Obligations

The following table presents additional information regarding our outstanding contractual obligations as of the period presented:

December 31, 2015	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Contractual obligations:
Time deposits	$1,858,124	$919,864	$918,211	$19,900	$149
Operating lease obligations	38,013	5,256	9,028	7,511	16,218
FHLB advances	806,500	756,500	50,000	—	—
Securities sold under agreements to repurchase	173,201	100,701	72,500	—	—

Total	$2,875,838	$1,782,321	$1,049,739	$27,411	$16,367

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

Certain factors are based on the characteristics or experience of the Company’s loan portfolio. In other circumstances, the Company uses industry data. For example, at December 31, 2015, the Company has limited experience with credit losses on New loans and uses recent industry historical loss data for similar loans in developing its allowance. The impact of qualitative factors on the allowance such as changes in economic conditions, etc. require management to determine its best estimate of how these qualitative factors have impacted probable incurred losses.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

FCB Financial Holdings, Inc.

Reconciliation of Non-GAAP Financial Measures - Core Net Income

(Unaudited)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in thousands, except per share data)
Net Income	$29,749	$21,140	$19,376	$(16,874)	$13,100
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	(28)	166	761	1,007	2,377
FDIC loss share indemnification loss	—	—	—	(65,529)	—
Noninterest expenses
Salaries and employee benefits	48	3	(17)	185	1
Occupancy and equipment	512	—	—	—	—
Professional services	—	—	45	245	—
Data processing and network fees	—	—	—	2	—
Other operating expenses	88	20	203	64	(6)
Taxes
Tax Effect of adjustments	(7,897)	50	186	(30,065)	1,881

Core Net Income	$22,528	$21,047	$19,031	$18,079	$12,599

Average assets	$7,123,099	$6,650,260	$6,325,073	$6,038,970	$5,953,704
ROA	1.66%	1.26%	1.23%	-1.13%	0.87%
Core ROA	1.25%	1.26%	1.21%	1.21%	0.84%

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Measures - Tangible Book Value Per Share

(Unaudited)

	December 31	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014
	(Dollars in thousands, except share and per share data)
Total assets	$7,331,486	$6,888,689	$6,607,198	$6,217,083	$5,957,628
Less:
Goodwill and other intangible assets	87,084	87,484	87,884	88,291	88,615

Tangible assets	$7,244,402	$6,801,205	$6,519,314	$6,128,792	$5,869,013

Total stockholders’ equity	$876,109	$855,878	$857,479	$846,834	$851,653
Less:
Goodwill and other intangible assets	87,084	87,484	87,884	88,291	88,615

Tangible stockholders’ equity	$789,025	$768,394	$769,595	$758,543	$763,038

Shares outstanding	40,860,453	40,984,200	41,423,199	41,443,031	41,409,698
Tangible book value per share	$19.31	$18.75	$18.58	$18.30	$18.43
Average assets	$7,123,099	$6,650,260	$6,325,073	$6,038,970	$5,953,704
Average equity	864,654	861,971	855,128	859,011	844,572
Average goodwill and other intangible assets	87,291	87,701	88,091	88,536	88,835
Tangible average equity to tangible average assets	11.0%	11.8%	12.3%	12.9%	12.9%
Tangible common equity ratio	10.9%	11.3%	11.8%	12.4%	13.0%

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

In addition, consistent with industry practices, we measure interest rate risk by utilizing the concept of Economic Value of Equity (“EVE”). EVE is the intrinsic value of assets, less the intrinsic value of liabilities. EVE analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE/duration discounting method used is the Hybrid Method Discounting, which uses current rates and yield curves to discount path dependent cash flows. This method is based on spot rates derived from the yield curve that applies to the EVE time point. The Hybrid method uses the cash flows for the full life of the instrument/account to compute EVE. The EVE does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous, except for deposit pricing in a rising interest rate scenario which lags three months. The model also assumes all maturing products are rolled back into the same products as the bank is currently offering at the current market rate. Prepayment speeds are derived from our historical prepayment experience or from a subscription service from a third party vendor and are adjusted in the shock scenarios, and the expected principal cash flow from the instruments with embedded options are adjusted to reflect the expected principal cash flows from the instrument in the rate scenario. Noninterest income, loan loss provision, and noninterest expense are taken from the projected business plans and held flat over the forecasting period. Accretion Income on the Bank’s acquired loan portfolio is added to the contractual income from the model. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework.

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

Our ALCO policy has established specific limits for changes to net interest income and to capital. Our interest rate sensitivity for the periods presented are as follows:

	December 31,
	2015		2014
	Following 12 Months	Following 36 Months	Following 12 Months	Following 36 Months
+500 basis points	12.6%	2.1%	17.0%	18.7%
+400 basis points	12.3%	4.6%	16.3%	18.3%
+300 basis points	10.9%	5.7%	14.4%	16.4%
+200 basis points	8.6%	5.6%	11.3%	13.0%
+100 basis points	5.0%	3.9%	6.5%	7.7%
-100 basis points	-1.4%	-0.9%	-3.3%	-5.1%

The table below presents the change in our EVE assuming immediate parallel shifts in interest rates as of the dates presented:

	December 31,
	2015	2014
+500 basis points	-42.7%	-24.9%
+400 basis points	-33.4%	-18.8%
+300 basis points	-24.3%	-12.6%
+200 basis points	-14.9%	-6.3%
+100 basis points	-5.9%	-2.0%
-100 basis points	4.6%	-0.6%

In the event the model indicates an unacceptable level of risk, based on current circumstances and events, we could undertake a number of actions that would reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of December 31, 2015, we were in compliance with all of our net interest income and EVE limits.

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

At December 31, 2015, the Company had additional capacity to borrow from the FHLB of $649.9 million. Also, at December 31, 2015, the Company has unused credit lines with financial institutions of $72.5 million.

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

Item 8. Financial Statements and Supplementary Data

FCB FINANCIAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

FCB Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the 2013 updated framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, an independent public accounting firm, as stated in their report dated February 26, 2016.

FCB FINANCIAL HOLDINGS, INC.

Date: February 26, 2016	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2016	/s/ Paul D. Burner
Paul D. Burner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FCB Financial Holdings, Inc.

We have audited the internal control over financial reporting of FCB Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FCB Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of FCB Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FCB Financial Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

February 26, 2016

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2015	2014
Assets:
Cash and due from banks	$44,696	$25,397
Interest-earning deposits in other banks	57,764	81,688
Investment securities:
Available for sale securities, at fair value	1,524,622	1,359,098
Federal Home Loan Bank and other bank stock, at cost	59,477	66,891

Total investment securities	1,584,099	1,425,989

Loans held for sale	2,514	707
Loans:
New loans	4,610,763	3,103,417
Acquired loans ($0 and $273,366 covered by FDIC loss share, respectively)	582,424	826,173
Allowance for loan losses	(29,126)	(22,880)

Loans, net	5,164,061	3,906,710

FDIC loss share indemnification asset	—	63,168
Due from FDIC	—	1,735
Premises and equipment, net	36,954	38,962
Other real estate owned ($0 and $25,130 of foreclosed property covered by FDIC loss share, respectively)	39,340	74,527
Goodwill	81,204	81,104
Core deposit intangible	5,880	7,511
Deferred tax assets, net (including valuation allowance of $0 and $9,151, respectively)	75,176	47,441
Bank-owned life insurance	168,246	139,829
Other assets	71,552	62,860

Total assets	$7,331,486	$5,957,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$637,047	$593,025
Interest-bearing	2,935,418	2,308,657

Total transaction accounts	3,572,465	2,901,682
Time deposits	1,858,173	1,076,853

Total deposits	5,430,638	3,978,535
Borrowings (including FHLB advances of $806,500 and $983,685, respectively)	983,183	1,067,981
Other liabilities	41,556	59,459

Total liabilities	6,455,377	5,105,975

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 39,103,945, 35,396,962 issued and 37,126,571, 34,469,650 outstanding	39	36
Class B common stock, par value $0.001 per share; 50 million shares authorized; 3,926,014, 7,132,180 issued and 3,733,882, 6,940,048 outstanding	4	7
Additional paid-in capital	850,609	834,538
Retained earnings	88,535	35,144
Accumulated other comprehensive income (loss)	(9,443)	679
Treasury stock, at cost; 1,977,374, 927,312 Class A and 192,132, 192,132 Class B common shares	(53,635)	(18,751)

Total stockholders’ equity	876,109	851,653

Total liabilities and stockholders’ equity	$7,331,486	$5,957,628

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$196,123	$158,670	$108,521
Interest and dividends on investment securities	52,741	44,545	36,518
Other interest income	176	211	224

Total interest income	249,040	203,426	145,263

Interest expense:
Interest on deposits	26,141	22,758	18,537
Interest on borrowings	5,103	5,496	4,403

Total interest expense	31,244	28,254	22,940

Net interest income	217,796	175,172	122,323
Provision for loan losses	6,823	10,243	2,914

Net interest income after provision for loan losses	210,973	164,929	119,409

Noninterest income:
Service charges and fees	3,184	2,963	2,374
Loan and other fees	8,611	6,793	5,057
Bank-owned life insurance income	4,610	4,175	257
FDIC loss share indemnification loss	(65,529)	(21,425)	(18,533)
Income from resolution of acquired assets	9,605	4,899	8,475
Gain (loss) on sales of other real estate owned	8,107	144	1,267
Gain (loss) on investment securities	1,906	12,105	8,682
Other noninterest income	4,184	7,378	3,363

Total noninterest income	(25,322)	17,032	10,942

Noninterest expense:
Salaries and employee benefits	69,021	73,241	46,914
Occupancy and equipment expenses	14,397	14,064	9,872
Loan and other real estate related expenses	7,740	14,868	19,158
Professional services	5,412	5,629	6,403
Data processing and network	10,671	10,744	7,280
Regulatory assessments and insurance	8,196	7,839	5,414
Amortization of intangibles	1,631	1,710	1,526
Other operating expenses	9,536	17,537	7,741

Total noninterest expense	126,604	145,632	104,308

Income (loss) before income tax expense (benefit)	59,047	36,329	26,043
Income tax expense (benefit)	5,656	13,957	8,872

Net income (loss)	$53,391	$22,372	$17,171

Earnings (loss) per share:
Basic	$1.29	$0.59	$0.46
Diluted	$1.23	$0.58	$0.46
Weighted average shares outstanding:
Basic	41,300,979	38,054,158	36,947,192
Diluted	43,293,607	38,258,316	36,949,129

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$53,391	$22,372	$17,171
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $5,399, $(4,430), and $4,970, respectively	(8,598)	7,051	(7,910)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $956, $3,013, and $3,268, respectively	(1,524)	(4,797)	(5,205)

Total other comprehensive income (loss)	(10,122)	2,254	(13,115)

Total comprehensive income (loss)	$43,269	$24,626	$4,056

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in	Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Class A	Class B	Capital	(Deficit)	Stock	Income (Loss)	Equity
Balance as of January 1, 2013	28,992,314	8,019,284	$29	$8	$720,996	$(4,399)	$—	$11,540	$728,174
Net income (loss)	—	—	—	—	—	17,171	—	—	17,171
Stock-based compensation	—	—	—	—	2,635	—	—	—	2,635
Treasury stock purchases	(927,312)	(192,132)	—	—	—	—	(18,751)	—	(18,751)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(13,115)	(13,115)

Balance as of December 31, 2013	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114

Net income (loss)	—	—	—	—	—	22,372	—	—	22,372
Shares issued in offering, net	5,274,045	—	6	—	104,469	—	—	—	104,475
Settlement of RSU shares	243,499	—	—	—	(5,688)	—	—	—	(5,688)
Deferred placement fee	—	—	—	—	(10,000)	—	—	—	(10,000)
Exchange of B shares to A shares	887,104	(887,104)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	21,747	—	—	—	21,747
Other	—	—	—	—	379	—	—	—	379
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,254	2,254

Balance as of December 31, 2014	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653

Net income (loss)	—	—	—	—	—	53,391	—	—	53,391
Exchange of B shares to A shares	3,206,166	(3,206,166)	3	(3)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	5,290	—	—	—	5,290
Excess tax benefit of stock-based compensation	—	—	—	—	2,048	—	—	—	2,048
Treasury stock purchases	(1,050,062)	—	—	—	—	—	(34,884)	—	(34,884)
Exercise of stock options	500,817	—	—	—	8,793	—	—	—	8,793
Other	—	—	—	—	(60)	—	—	—	(60)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(10,122)	(10,122)

Balance as of December 31, 2015	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$53,391	$22,372	$17,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	6,823	10,243	2,914
Amortization of intangible assets	1,631	1,710	1,526
Depreciation and amortization of premises and equipment	3,792	3,894	3,093
Amortization of discount on loans	(2,657)	(4,701)	(2,345)
Net amortization (accretion) of premium (discount) on investment securities	1,883	2,384	2,160
Net amortization (accretion) of premium (discount) on time deposits	(336)	(1,691)	(250)
Net amortization (accretion) on FHLB advances and other borrowings	(2,609)	(1,569)	1,356
Impairment of other real estate owned	728	2,690	3,580
FDIC Loss share indemnification loss	65,529	21,425	18,533
(Gain) loss on investment securities	(1,906)	(12,105)	(8,682)
(Gain) loss on sale of loans	(1,717)	(538)	(621)
(Gain) loss on sale of other real estate owned	(8,107)	(144)	(1,267)
(Gain) loss on sale of premises and equipment	174	(8)	21
Deferred tax expense	(21,395)	(7,293)	1,026
Stock-based compensation and warrant expense	5,290	21,747	2,635
Increase in cash surrender value of BOLI	(4,610)	(4,175)	(257)
(Gain) on life insurance proceeds	—	(1,594)	—
Net change in operating assets and liabilities:
Net change in loans held for sale	(379)	(707)	—
Collection from FDIC on loss share indemnification asset	—	6,652	19,974
Settlement of FDIC loss share agreement	(14,815)	—	—
Net change in other assets	49	(21,314)	4,510
Net change in other liabilities	(10,491)	9,323	605

Net cash provided by (used in) operating activities	70,268	46,601	65,682

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(676,708)	(1,361,290)	(1,048,844)
Sales of investment securities available for sale	354,733	1,291,261	912,394
Paydown and maturities of investment securities held to maturity	—	372	200
Paydown and maturities of investment securities available for sale	139,996	147,726	429,020
Purchase of FHLB and other bank stock	(81,207)	(103,179)	(24,347)
Sales of FHLB and other bank stock	88,621	72,475	18,309
Net cash paid in acquisition	—	(14,073)	—
Net change in loans	(939,514)	(921,906)	(793,505)
Purchase of loans	(395,649)	(243,544)	(184,261)
Proceeds from sale of loans	52,362	23,517	48,597
Purchase of bank-owned life insurance	(25,000)	(60,000)	(75,000)
Proceeds from sale of other real estate owned	64,139	35,093	48,277
Purchase of premises and equipment	(1,958)	(3,135)	(1,077)
Proceeds from the sale of premises and equipment	—	3,855	93
Proceeds from life insurance	1,193	1,197	—

Net cash provided by (used in) investing activities	(1,418,992)	(1,131,631)	(670,144)

Cash Flows From Financing Activities:
Net change in deposits	1,452,439	322,717	603,443
Net change in FHLB advances and other borrowings	(177,186)	544,046	158,015
Net change in repurchase agreements	94,997	(3,031)	4,853
Repurchase of stock	(34,884)	—	(18,751)
Proceeds from capital raise	—	104,475	—
Deferred placement fee	—	(10,000)	—
Settlement of RSU shares	—	(5,688)	—
Exercise of stock options	8,793	—	—
Other financing costs	(60)	379	(101)

Net cash provided by (used in) financing activities	1,344,099	952,898	747,459

Net Change in Cash and Cash Equivalents	(4,625)	(132,132)	142,997
Cash and Cash Equivalents at Beginning of Period	107,085	239,217	96,220

Cash and Cash Equivalents at End of Period	$102,460	$107,085	$239,217

Supplemental Disclosures of Cash Flow Information:
Interest paid	$30,788	$27,742	$23,098
Income taxes paid	36,304	9,932	5,661
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$21,573	$22,399	$27,535
Fair value of assets acquired	—	957,324	—
Goodwill recorded	—	47,335	—
Liabilities assumed	—	962,194	—

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

FCB Financial Holdings, Inc. (the “Company”), formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 49 banking centers located in Florida at December 31, 2015.

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

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, allows the Company an irrevocable option for measurement of eligible financial assets or financial liabilities at fair value on an instrument by instrument basis (the fair value option). An election may be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur. The Company has not elected the fair value option for any eligible financial instrument as of December 31, 2015 and 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. The Company’s balances maintained may at times exceed federal depository insurance limits. The Bank is required to maintain reserve balances with the FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The reserve balance requirement was $25.0 million as of December 31, 2015.

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

Payments received in excess of expected cash flows may result in an ASC 310-30 pool becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of an ASC 310-30 pool is reduced to zero, any future proceeds from the borrower or from the sale of loans are recognized as interest income upon receipt. There were nine ASC 310-30 pools whose carrying value had been reduced to zero as of December 31, 2015. These pools had an aggregate Unpaid Principal Balance (“UPB” or “UPBs”) of $4.5 million as of December 31, 2015. For the year ended December 31, 2015, the Company sold approximately $55.1 million of loans accounted for under ASC 310-30. These sales resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $11.5 million which was recognized as interest income.

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

The new and Non-ASC 310-30 loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ businesses and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for Non ASC 310-30 and new commercial, construction, land and development, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL. Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted.

New and Non-ASC 310-30 loans of $250,000 or greater with an internal risk rating of substandard or below and on nonaccrual, as well as loans classified as TDR are reviewed individually for impairment on a quarterly basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value or the estimated fair value of the underlying collateral less costs of disposition. General allowances are established for new and Non-ASC 310-30 loans that are not evaluated individually for impairment, which are evaluated by loan category based on common risk characteristics. In this process, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis; trends in delinquencies and nonaccruals by loan portfolio segment and asset categories within those segments; portfolio segment and asset category production trends, including average risk ratings and loan-to value (“LTV”) ratios; current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories.

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

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2015, 2014 or 2013.

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

Management periodically reviews contracts from various functional areas of the Company to identify potential derivatives embedded within selected contracts. As of December 31, 2015, the Company had interest derivative positions that are not designated as hedging instruments. See Note 9 “Derivatives” for a description of these instruments.

Contingent Consideration Issued to the FDIC

In conjunction with certain Acquisitions, the Bank issued contingent consideration to the FDIC in the form of value VAIs and equity appreciation agreements (“EAAs”). Based on their settlement provisions, these instruments are classified as other liabilities in the accompanying Consolidated Balance Sheets and are adjusted to estimated fair value at each financial statement date, with changes in value reflected in other noninterest expenses in the accompanying Consolidated Statements of Income.

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

As of December 31, 2015, the Company had no remaining VAIs or EAAs, as the VAIs reached final settlement with the FDIC within the year ended December 31, 2013, and the EAAs reached final settlement with the FDIC on September 29, 2014.

Off-Balance Sheet Arrangements

The Company enters into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of the commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. The Company decreases its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

The Company assesses the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company records a reserve in the amount considered adequate to absorb estimated losses. Since the Company has limited credit loss history, management performs an analysis of reserve rates for banks in the FFIEC Group 1 – “Commercial Banks with assets >$3 Billion”. This analysis involves calculating an average reserve rate for unfunded commitments using a rolling eight quarter basis of the most recent data available. Based on this peer group analysis, FCB records a reserve for unfunded commitments calculated using a rate in line with peer banks.

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

In the fourth quarter of 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Incentive Plan”) covering its executive management, directors, individual consultants and employees to receive stock awards for the Company’s common stock. The 2013 Incentive Plan provided that the awards were not exercisable until certain performance conditions were met, which included the completion of an IPO raising at least $100 million (a “Qualified IPO”) or a “Special Transaction”, generally defined as the consummation of a transaction representing a change of control of the Company. On August 6, 2014, the Company completed the initial public offering of 7,520,000 shares of Class A common stock for $22.00 per share. This public offering constituted a “Qualified IPO” with respect to the Company’s Option awards and 2013 Incentive Plan. See Note 15 “Stock-based Compensation and Other Benefit Plans” for further information regarding the 2009 Option Plan and the 2013 Incentive Plan.

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

Entities can elect either a prospective or modified retrospective approach to adoption. Under the modified retrospective approach, entities should recognize a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period of adoption. The Company used the prospective approach to adoption.

Public entities were required to adopt this update for annual periods and interim periods within those annual periods, beginning after December 15, 2014. All other entities, including emerging growth companies, are required to adopt this update for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 31, 2015. The Company adopted this ASU effective for annual periods beginning after December 15, 2014 and will adopt this ASU for interim periods within the annual periods beginning after December 31, 2015 as the Company qualified as an Emerging Growth Company until December 31, 2015 and had elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—“Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this update change the definition of a discontinued operation and, thus, limit the circumstances under which a disposal may be reported as a discontinued operation. Under the amendments, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This ASU was effective for public entities for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. All other entities, including emerging growth companies, are required to adopt this update effective for all occurrences within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company adopted this ASU effective for all occurrences within the annual period beginning on or after December 15, 2014 and will adopt this ASU for interim periods within the annual periods beginning on or after December 15, 2015 as the Company qualified as an Emerging Growth Company until December 31, 2015 and had elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to- Maturity Transactions, Repurchase Financing, and Disclosures”. This update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. Entities must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures are not required to be presented for comparative periods before the effective date. For public entities, the accounting-related changes are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, included emerging growth companies, the accounting-related changes are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015, with the option to adopt the requirements for interim periods beginning after December 15, 2014. All additional disclosures are required for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. Early adoption is prohibited with the exception that the requirements on accounting-related changes may be adopted for interim periods beginning after December 15, 2014. The Company adopted this ASU effective for annual periods beginning after December 15, 2014 and will adopt for interim periods beginning after December 15, 2015 as the Company qualified as an emerging growth company until December 31, 2015 and had elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)”. This update requires that government guaranteed mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. For public entities, this ASU was effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Prospective or modified-retrospective application is required. For all other entities, including emerging growth companies, this ASU is effective for annual periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. The Company adopted this ASU effective for annual periods ending after December 15, 2015 and will adopt for interim periods beginning after December 15, 2015 as the Company qualified as an emerging growth company until December 31, 2015 and had elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Issued Accounting Pronouncements

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards affecting public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. As of December 31, 2015, the Company is no longer considered an emerging growth company and therefore will no longer utilize the extended transition period provided in the Securities Act.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of ASU No. 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in Update 2014-09. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

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

In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity – a consensus of the FASB Emerging Issues Task Force (ASC 815, Derivatives and Hedging)”. This update requires an entity to determine the nature of an instrument by evaluating all economic characteristics and risks of the entire hybrid instrument when determining whether the host is more akin to debit or equity. For public entities, this guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. This pronouncement is not expected not have a material impact on the Company’s statement of financial position or shareholders equity.

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

As part of the acquisition of Great Florida Bank, the Bank recorded $35.7 million in deferred tax assets, net of $9.1 million in valuation allowance, at acquisition. Upon acquisition, Great Florida Bank incurred a Section 382 ownership change. As such, the Company’s ability to benefit from the use of Great Florida Bank’s pre-ownership change net operating loss and tax credit carry forwards, as well as the potential deductibility of certain of its built-in losses, will be limited to approximately $1.5 million per year, putting at risk the utilization of associated deferred tax assets before they expire. At the time of acquisition, the Company determined that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, a valuation allowance of $9.1 million was established against the deferred tax assets associated with Great Florida Bank’s pre-ownership change net operating loss carryforwards.

As of December 31, 2015, Management believes the Company will realize the benefits from certain federal and state net operating loss carryforwards and as such has reversed the valuation allowance of $9.1 million previously provided on the deferred tax assets for federal and state net operating loss carryforwards. The reversal of the valuation allowance on the deferred tax assets was recognized as a reduction of income tax expense.

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$20,930	$100	$142	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	392,123	2,587	1,595	393,115
State and municipal obligations	2,041	174	—	2,215
Asset-backed securities	503,240	383	9,689	493,934
Corporate bonds and other debt securities	450,489	1,596	7,190	444,895
Preferred stock and other equity securities	171,170	1,153	2,748	169,575

Total available for sale	$1,539,993	$5,993	$21,364	$1,524,622

	Amortized	Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$6,078	$18	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	497,384	5,172	904	501,652
State and municipal obligations	2,039	238	—	2,277
Asset-backed securities	482,969	1,424	6,192	478,201
Corporate bonds and other debt securities	256,155	3,024	496	258,683
Preferred stock and other equity securities	113,367	261	1,439	112,189

Total available for sale	$1,357,992	$10,137	$9,031	$1,359,098

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $939.6 million and $685.3 million at December 31, 2015 and 2014, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
December 31, 2015	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$5,000	$5,064
Due after one year through five years	97,738	97,380
Due after five years through ten years	77,516	76,024
Due after ten years	272,276	268,642
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	916,293	907,937
Preferred stock and other equity securities	171,170	169,575

Total available for sale	$1,539,993	$1,524,622

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$15,687	$142	$—	$—	$15,687	$142
U.S. Government agencies and sponsored enterprises mortgage-backed securities	225,109	1,391	12,584	204	237,693	1,595
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	354,912	6,290	78,112	3,399	433,024	9,689
Corporate bonds and other debt securities	347,302	7,190	—	—	347,302	7,190
Preferred stock and other equity securities	96,543	1,740	19,000	1,008	115,543	2,748

Total available for sale	$1,039,553	$16,753	$109,696	$4,611	$1,149,249	$21,364

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	71,539	330	43,090	574	114,629	904
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	337,123	5,143	31,898	1,049	369,021	6,192
Corporate bonds and other debt securities	78,487	496	—	—	78,487	496
Preferred stock and other equity securities	53,064	737	10,606	702	63,670	1,439

Total available for sale	$540,213	$6,706	$85,594	$2,325	$625,807	$9,031

At December 31, 2015, the Company’s security portfolio consisted of 311 securities, of which 191 securities were in an unrealized loss position. A total of 168 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at December 31, 2015 or 2014. The following describes the basis under which the Company has evaluated OTTI:

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

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Gross realized gains	$2,065	$14,328	$8,623
Gross realized losses	(1,047)	(2,281)	(980)

Net realized gains (losses)	$1,018	$12,047	$7,643

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

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

	Covered Loans		Non-Covered Loans
December 31, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$—	$—	$247,628	$55,985	$998,141	$1,301,754
Owner-occupied commercial real estate	—	—	—	21,101	524,728	545,829
1-4 single family residential	—	—	40,922	84,111	1,541,255	1,666,288
Construction, land and development	—	—	28,017	6,338	537,494	571,849
Home equity loans and lines of credit	—	—	—	49,407	30,945	80,352

Total real estate loans	$—	$—	$316,567	$216,942	$3,632,563	$4,166,072

Other loans:
Commercial and industrial	$—	$—	$36,783	$9,312	$972,803	$1,018,898
Consumer	—	—	2,390	430	5,397	8,217

Total other loans	—	—	39,173	9,742	978,200	1,027,115

Total loans held in portfolio	$—	$—	$355,740	$226,684	$4,610,763	$5,193,187

Allowance for loan losses						(29,126)

Loans held in portfolio, net						$5,164,061

	Covered Loans		Non-Covered Loans
December 31, 2014	ASC 310-30 Loans	Non-ASC 310-30 Loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$155,050	$6,202	$181,885	$63,944	$853,074	$1,260,155
Owner-occupied commercial real estate	—	2,411	—	12,431	281,703	296,545
1-4 single family residential	34,297	7,286	52,011	94,993	922,657	1,111,244
Construction, land and development	19,903	—	46,797	9,729	232,601	309,030
Home equity loans and lines of credit	—	10,785	—	43,919	11,826	66,530

Total real estate loans	$209,250	$26,684	$280,693	$225,016	$2,301,861	$3,043,504

Other loans:
Commercial and industrial	$32,531	$4,308	$34,967	$9,240	$795,000	$876,046
Consumer	557	36	2,246	645	6,556	10,040

Total other loans	33,088	4,344	37,213	9,885	801,556	886,086

Total loans held in portfolio	$242,338	$31,028	$317,906	$234,901	$3,103,417	$3,929,590

Allowance for loan losses						(22,880)

Loans held in portfolio, net						$3,906,710

(1)	Balance includes $7.1 million and $3.6 million of deferred fees, costs, and premium and discount as of December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015 and 2014, the UPB of ASC 310-30 loans were $457.9 million and $725.9 million, respectively. At December 31, 2015 and 2014, the Company had pledged loans as collateral for FHLB advances of $2.13 billion and $1.63 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2015 totaled $5.7 million. The Company held $464.2 million and $445.6 million of syndicated national loans as of December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015, 2014 and 2013 the Company purchased approximately $379.3 million, $377.1 million and $187.4 million in loans from third parties.

During the years ended December 31, 2015, 2014 and 2013, the Company sold approximately $91.8 million, $39.3 million and $47.3 million, respectively in loans to third parties.

The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The increase in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $43.0 million, $28.5 million and $34.8 million in non-accretable difference to accretable discount during the years ended December 31, 2015, 2014 and 2013, respectively.

Changes in accretable discount for ASC 310-30 loans for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at January 1,	$156,197	$148,501	$175,873
Additions to accretable discount from GFB acquisition	—	40,444	—
Accretion	(55,019)	(61,281)	(62,162)
Reclassifications from non-accretable difference	42,974	28,533	34,790

Balance at December 31,	$144,152	$156,197	$148,501

NOTE 5. ALLOWANCE FOR LOAN LOSSES

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

Changes in the ALL by loan portfolio and segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(1,487)	—	(37)	(681)	—	(39)	175	(2,069)
Provision (credit) for non-ASC 310-30 loans	589	405	46	(39)	138	11	6	1,156
Provision (credit) for New loans	1,012	818	2,066	1,317	122	2,417	(16)	7,736

Total provision	114	1,223	2,075	597	260	2,389	165	6,823

Charge-offs for ASC 310-30 loans	(270)	—	(436)	(56)	—	(643)	(60)	(1,465)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(132)	—	(8)	(268)
Charge-offs for New loans	—	—	—	—	—	(15)	—	(15)

Total charge-offs	(270)	—	(564)	(56)	(132)	(658)	(68)	(1,748)

Recoveries for ASC 310-30 loans	400	—	174	407	—	177	1	1,159
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12

Total recoveries	400	—	174	407	—	189	1	1,171

Ending ALL balance
ASC 310-30 loans	1,898	—	26	328	—	453	406	3,111
Non-ASC 310-30 loans	1,084	463	332	36	291	60	4	2,270
New loans	5,468	1,780	6,067	3,040	192	7,152	46	23,745

Balance at December 31, 2015	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

Provision (credit) for ASC 310-30 loans	735	—	271	107	—	(716)	245	642
Provision (credit) for non-ASC 310-30 loans	490	53	362	75	442	67	35	1,524
Provision (credit) for New loans	2,678	591	2,695	895	(56)	1,229	45	8,077

Total provision	3,903	644	3,328	1,077	386	580	325	10,243

Charge-offs for ASC 310-30 loans	(270)	—	(31)	(1,244)	—	(678)	(113)	(2,336)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(296)	(24)	(29)	(349)
Charge-offs for New loans	—	—	—	(6)	—	(348)	—	(354)

Total charge-offs	(270)	—	(31)	(1,250)	(296)	(1,050)	(142)	(3,039)

Recoveries for ASC 310-30 loans	115	—	—	810	—	13	1	939
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	4	—	4

Total recoveries	115	—	—	810	—	17	1	943

Ending ALL balance
ASC 310-30 loans	3,255	—	325	658	—	958	290	5,486
Non-ASC 310-30 loans	495	58	414	75	285	49	6	1,382
New loans	4,456	962	4,001	1,723	70	4,738	62	16,012

Balance at December 31, 2014	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2013	$3,734	$373	$3,049	$5,239	$67	$6,054	$433	$18,949

Provision (credit) for ASC 310-30 loans	1,263	—	(1,558)	601	—	(1,493)	510	(677)
Provision (credit) for non-ASC 310-30 loans	(3)	(7)	30	(3)	415	(130)	(4)	298
Provision (credit) for New loans	541	10	684	(141)	122	2,120	(43)	3,293

Total provision	1,801	3	(844)	457	537	497	463	2,914

Charge-offs for ASC 310-30 loans	(1,387)	—	(830)	(4,052)	—	(201)	(723)	(7,193)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(339)	(163)	—	(502)
Charge-offs for New loans	—	—	—	(193)	—	—	—	(193)

Total charge-offs	(1,387)	—	(830)	(4,245)	(339)	(364)	(723)	(7,888)

Recoveries for ASC 310-30 loans	310	—	68	368	—	11	1	758
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	310	—	68	368	—	11	1	758

Ending ALL balance
ASC 310-30 loans	2,675	—	85	985	—	2,339	157	6,241
Non-ASC 310-30 loans	5	5	52	—	139	6	—	207
New loans	1,778	371	1,306	834	126	3,853	17	8,285

Balance at December 31, 2013	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
December 31, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	113	—	—	113
1-4 single family residential	9,439	869	—	1,454	11,762
Construction, land and development	467	—	—	—	467
Home equity loans and lines of credit	64	—	—	—	64

Total real estate loans	9,970	982	—	1,454	12,406

Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$9,970	$982	$—	$1,454	$12,406

Acquired loans:
Real estate loans:
Commercial real estate	$63	$—	$—	$5,282	$5,345
Owner-occupied commercial real estate	—	95	—	2,247	2,342
1-4 single family residential	1,393	697	—	3,016	5,106
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	490	97	—	2,295	2,882

Total real estate loans	1,946	889	—	12,840	15,675

Other loans:
Commercial and industrial	$90	$—	$—	$877	$967
Consumer	—	—	—	23	23

Total other loans	90	—	—	900	990

Total acquired loans	$2,036	$889	$—	$13,740	$16,665

	Accruing
December 31, 2014	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	6,206	727	—	116	7,049
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	6,206	727	—	116	7,049

Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$6,206	$727	$—	$116	$7,049

Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,866	$4,866
Owner-occupied commercial real estate	—	—	—	211	211
1-4 single family residential	1,877	86	—	1,766	3,729
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	384	456	—	3,005	3,845

Total real estate loans	2,261	542	—	9,848	12,651

Other loans:
Commercial and industrial	$—	$192	$—	$1,222	$1,414
Consumer	14	—	—	—	14

Total other loans	14	192	—	1,222	1,428

Total acquired loans	$2,275	$734	$—	$11,070	$14,079

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

The following table summarizes the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

December 31, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$998,141	$—	$—	$—
Owner-occupied commercial real estate	524,728	—	—	—
Construction, land and development	537,494	—	—	—
Commercial and industrial	972,803	—	—	—

Total new loans	$3,033,166	$—	$—	$—

Acquired loans:
Commercial real estate	$50,328	$—	$5,657	$—
Owner-occupied commercial real estate	18,854	—	2,247	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	6,715	1,352	1,245	—

Total aquired loans	$82,235	$1,352	$9,149	$—

December 31, 2014	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$853,044	$—	$30	$—
Owner-occupied commercial real estate	281,703	—	—	—
Construction, land and development	232,601	—	—	—
Commercial and industrial	795,000	—	—	—

Total new loans	$2,162,348	$—	$30	$—

Acquired loans:
Commercial real estate	$65,173	$107	$4,866	$—
Owner-occupied commercial real estate	13,822	421	599	—
Construction, land and development	9,729	—	—	—
Commercial and industrial	9,184	2,147	2,217	—

Total acquired loans	$97,908	$2,675	$7,682	$—

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$998,141	$—	$—	$5,468	$—
Owner-occupied commercial real estate	—	524,728	—	—	1,780	—
1-4 single family residential	—	1,541,255	—	—	6,067	—
Construction, land and development	—	537,494	—	—	3,040	—
Home equity loans and lines of credit	—	30,945	—	—	192	—

Total real estate loans	$—	$3,632,563	$—	$—	$16,547	$—

Other loans
Commercial and industrial	$—	$972,803	$—	$—	$7,152	$—
Consumer	—	5,397	—	—	46	—

Total other loans	$—	$978,200	$—	$—	$7,198	$—

Acquired loans:
Real estate loans:
Commercial real estate	$5,282	$50,703	$247,628	$829	$255	$1,898
Owner-occupied commercial real estate	2,244	18,857	—	399	64	—
1-4 single family residential	263	83,848	40,922	—	332	26
Construction, land and development	—	6,338	28,017	—	36	328
Home equity loans and lines of credit	916	48,491	—	—	291	—

Total real estate loans	$8,705	$208,237	$316,567	$1,228	$978	$2,252

Other loans
Commercial and industrial	$877	$8,435	36,783	$—	$60	$453
Consumer	—	430	2,390	—	4	406

Total other loans	$877	$8,865	$39,173	$—	$64	$859

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$853,074	$—	$—	$4,456	$—
Owner-occupied commercial real estate	—	281,703	—	—	962	—
1-4 single family residential	—	922,657	—	—	4,001	—
Construction, land and development	—	232,601	—	—	1,723	—
Home equity loans and lines of credit	—	11,826	—	—	70	—

Total real estate loans	$—	$2,301,861	$—	$—	$11,212	$—

Other loans
Commercial and industrial	$—	$795,000	$—	$—	$4,738	$—
Consumer	—	6,556	—	—	62	—

Total other loans	$—	$801,556	$—	$—	$4,800	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$4,754	$65,392	$336,935	$174	$321	$3,255
Owner-occupied commercial real estate	—	14,842	—	—	58	—
1-4 single family residential	—	102,279	86,308	—	414	325
Construction, land and development	—	9,729	66,700	—	75	658
Home equity loans and lines of credit	—	54,704	—	—	285	—

Total real estate loans	$4,754	$246,946	$489,943	$174	$1,153	$4,238

Other loans
Commercial and industrial	$—	$13,548	$67,498	$—	$49	$958
Consumer	—	681	2,803	—	6	290

Total other loans	$—	$14,229	$70,301	$—	$55	$1,248

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,555	$4,924	$829	$727	$750
Owner-occupied commercial real estate	2,244	2,310	399	—	—
1-4 single family residential	—	—	—	$263	$264
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	$916	$1,048

Total real estate loans	$6,799	$7,234	$1,228	$1,906	$2,062

Other loans
Commercial and industrial	$—	$—	$—	$877	$1,825
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$877	$1,825

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$354	$354	$174	$4,400	$4,595
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$354	$354	$174	$4,400	$4,595

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

	Years Ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$414	$—	$4,636	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	133	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	925	—	—	—

Total real estate loans	$1,472	$—	$4,636	$—

Other loans:
Commercial and industrial	$627	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$627	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,789	$—	$355	$—
Owner-occupied commercial real estate	1,144	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$5,933	$—	$355	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

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

The following table summarizes the carrying value of assets covered by the loss sharing agreements:

	December 31,
	2015	2014
	(Dollars in thousands)
Loans, excluding allowance for loan losses	$—	$273,366
OREO	—	25,130

Total Covered Assets	$—	$298,496

Subsequent to acquisition, when a provision for loan loss is required for a loan that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statements of income based on the applicable loss sharing ratio. Increases in the loss share indemnification asset of $3.9 million and $2.2 million were included in noninterest income for the year ended December 31, 2014 and 2013, related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification asset for the periods presented were as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$63,168	$87,229	$125,949
Termination of FDIC loss sharing agreements	(63,168)	—	—
Reimbursable expenses	—	4,999	9,372
Amortization	—	(24,653)	(25,126)
Income resulting from impairment and charge-off of covered assets, net	—	3,948	2,209
Expense resulting from recoupment and disposition of covered assets, net	—	(3,627)	(5,201)
FDIC claims submissions	—	(4,728)	(19,974)

Balance at end of period	$—	$63,168	$87,229

The following table summarizes the changes in the clawback liability, included in other liabilities, for the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,846	$11,753	$11,966
Termination of FDIC loss sharing agreements	(13,846)	—	—
Amortization impact	—	748	744
Remeasurement impact	—	1,345	(957)

Balance at end of period	$—	$13,846	$11,753

NOTE 7. PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Land	$8,256	$8,256
Building and improvements	25,413	25,337
Furniture, fixtures and equipment	11,836	10,875
Leasehold improvements	2,978	2,636
Construction in Process	240	591
Software	2,859	2,387

Total	51,582	50,082

Less: Accumulated depreciation	(14,628)	(11,120)

Total premises and equipment, net	$36,954	$38,962

Total depreciation expense for the years ended December 31, 2015, 2014 and 2013 totaled $3.8 million, $3.9 million and $3.1 million, respectively.

NOTE 8. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Goodwill	$81,204	$81,104
Core deposit intangible	14,370	14,370

Total	95,574	95,474
Less: Accumulated amortization	(8,490)	(6,859)

Total, net	$87,084	$88,615

Amortization expense for core deposit intangibles for the years ended December 31, 2015, 2014 and 2013 totaled $1.6 million, $1.7 million and $1.5 million, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	2016	2017	2018	2019	2020
	(Dollars in thousands)
Core deposit intangible	$1,189	$1,023	$1,023	$1,023	$491

NOTE 9. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $5.2 million, $4.5 million and $3.3 million of customer swap fees in noninterest income in the accompanying consolidated statement of income for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense on the statements of income for the years ended December 31, 2015, 2014 or 2013.

No derivative positions held by the Company as of December 31, 2015 were designated as hedging instruments under ASC 815-10.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

	Derivative Assets		Derivative Liabilities
December 31, 2015	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$690,175	$21,553	$8,298	$2
Interest rate contracts—pay fixed, receive floating	—	—	698,474	21,551

Total derivatives	$690,175	$21,553	$706,772	$21,553

	Derivative Assets		Derivative Liabilities
December 31, 2014	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$464,890	$14,328	$8,298	$39
Interest rate contracts—pay fixed, receive floating	—	—	473,188	14,289

Total derivatives	$464,890	$14,328	$481,486	$14,328

The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$21,553	$(2)	$21,551

Total	$21,553	$(2)	$21,551

December 31, 2014	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$14,328	$(39)	$14,289

Total	$14,328	$(39)	$14,289

At December 31, 2015, the Company has pledged investment securities available for sale with a carrying amount of $30.3 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of December 31, 2015 and 2014, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 20 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 10. DEPOSITS

The following table sets forth the Company’s deposits by category:

	December 31,
	2015	2014
	(Dollars in thousands)
Noninterest-bearing demand deposits	$637,047	$593,025
Interest-bearing demand deposits	608,454	122,380
Interest-bearing NOW accounts	347,832	374,399
Savings and money market accounts	1,979,132	1,811,878
Time deposits	1,858,173	1,076,853

Total deposits	$5,430,638	$3,978,535

Time deposits $100,000 and greater	$1,323,520	$689,439
Time deposits greater than $250,000	587,590	226,895

The aggregate amount of overdraft demand deposits reclassified to loans was $528 thousand at December 31, 2015. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $919.9 million, $770.2 million, $148.0 million, $8.5 million and $11.4 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $425.1 million and $338.2 million at December 31, 2015 and 2014, respectively. The Company holds brokered certificates of deposit of $3.3 million and $0.0 million at December 31, 2015 and 2014, respectively.

NOTE 11. FHLB AND OTHER BORROWINGS

Advances from the FHLB and other borrowings outstanding for the periods presented are as follows:

	December 31, 2015	Range of Contractual Interest Rates	December 31, 2014	Range of Contractual Interest Rates
	(Dollars in thousands)
Repayable during the years ending December 31,
2015	$—		$707,185	0.21% - 0.36%
2016	843,754	0.35% - 1.35%	276,500	0.48% - 0.75%
2017	72,500	4.05% - 4.35%	72,500	4.05% - 4.35%
2018	50,000	1.53%	—

Total contractual outstanding	966,254		1,056,185
Fair value adjustment	3,482		6,091

Total FHLB advances and securities sold under repurchase agreements	969,736		1,062,276

Retail repurchase agreements	13,447		5,705

Total borrowings	$983,183		$1,067,981

For the years ended December 31, 2015 and 2014, the Company maintained advances with the FHLB averaging $973.4 million and $792.4 million, respectively, with an average cost of approximately 0.41% and 0.63%, respectively. Substantially all FHLB advances outstanding at December 31, 2015 and 2014 had fixed interest rates. Interest expense on FHLB advances of $4.0 million, $5.0 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013 included a reduction for amortization of the fair value adjustment on FHLB advances of $0 thousand, $380 thousand and $272 thousand, respectively. The fair value adjustment is being amortized as a reduction to interest expense over the remaining term of the advances using the effective yield method.

The Company pledges loans and securities as collateral for FHLB advances. See Notes 3 and 4 to these consolidated financial statements for further information. At December 31, 2015, the Company had additional capacity to borrow from the FHLB of $649.9 million. Also, at December 31, 2015, the Company has unused credit lines with financial institutions of $72.5 million.

NOTE 12. REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal regulatory agencies. The Board of Governors of the Federal Reserve System establishes capital requirements, including well capitalized standards, for the Company, and the OCC has similar requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2015 and 2014, all capital ratios of the Company and the Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines.

The ability of the Company and the Bank to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the Florida banking laws that cash dividends be paid only out of undivided profits and only if the Company or the Bank have surplus of a specified level.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2015 and 2014, that the Company and Bank met all capital adequacy requirements to which they are subject.

The Bank’s and Company’s regulatory capital levels are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Tier 1 leverage ratio
Company	$717,229	10.3%	$278,319	4.0%	$347,899	5.0%
Bank	678,608	9.9%	273,721	4.0%	342,151	5.0%
Common equity tier 1 capital ratio
Company	717,229	12.1%	267,511	4.5%	386,405	6.5%
Bank	678,608	11.6%	262,378	4.5%	378,991	6.5%
Tier 1 risk-based capital ratio
Company	717,229	12.1%	356,682	6.0%	475,576	8.0%
Bank	678,608	11.6%	349,838	6.0%	466,450	8.0%
Total risk-based capital ratio
Company	717,229	12.1%	475,576	8.0%	594,470	10.0%
Bank	678,608	11.6%	466,450	8.0%	583,063	10.0%
December 31, 2014
Tier 1 leverage ratio
Company	$752,175	12.8%	$234,991	4.0%	$293,739	5.0%
Bank	598,517	10.4%	229,828	4.0%	287,285	5.0%
Tier 1 risk-based capital ratio
Company	752,175	17.0%	176,798	4.0%	265,197	6.0%
Bank	598,517	13.9%	172,315	4.0%	258,473	6.0%
Total risk-based capital ratio
Company	776,290	17.6%	353,596	8.0%	441,995	10.0%
Bank	622,632	14.5%	344,631	8.0%	430,788	10.0%

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

The Bank is subject to regulations of certain federal and state agencies and can be periodically examined by those authorities. As a consequence, the Bank’s business is susceptible to the impacts of federal legislation and regulations issued by, but not limited to, the Board of Governors of the Federal Reserve System, OCC and FDIC.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in AOCI for the periods indicated are summarized as follows:

	Year Ended December 31, 2015
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(13,997)	5,399	(8,598)
Amounts reclassified to (gain) loss on investment securities	(2,480)	956	(1,524)

Balance at end of period	$(15,371)	$5,928	$(9,443)

	Year Ended December 31, 2014
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(2,565)	$990	$(1,575)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	11,481	(4,430)	7,051
Amounts reclassified to (gain) loss on investment securities	(7,810)	3,013	(4,797)

Balance at end of period	$1,106	$(427)	$679

	Year Ended December 31, 2013
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$18,788	$(7,248)	$11,540
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(12,880)	4,970	(7,910)
Amounts reclassified to (gain) loss on investment securities	(8,473)	3,268	(5,205)

Balance at end of period	$(2,565)	$990	$(1,575)

NOTE 14. STOCKHOLDERS’ EQUITY

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

In 2015 and 2014, the Company converted 3,206,166 and 887,104, respectively, Class B common shares to Class A common shares in a voluntary exchange with certain shareholders. This exchange was made on 1:1 ratio and no consideration was paid or received by the Company. Total Class B common shares issued and outstanding decreased by 3,206,166 and 887,104 while Class A common shares issued and outstanding increased by 3,206,166 and 887,104 for the years ended December 31, 2015 and 2014. This is recorded as “Exchange of B shares to A shares” in the consolidated statements of changes in stockholders’ equity.

Preferred Stock

There are 10 million preferred shares authorized and none issued and outstanding at December 31, 2015. Preferred stock has a par value of $.001.

Treasury Stock

During the year ended December 31, 2015, the Company repurchased 1,050,062 shares of Class A common stock at a weighted average price of $33.20 per share for an aggregate amount of $34.9 million from shareholders. The Company accounted for the transactions under the cost method and holds 2,169,506 common shares with a cost of $53.6 million in Treasury Stock as of December 31, 2015. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table presents the activity during the year ended December 31, 2015 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, exept per share data)
Outstanding at January 1, 2015	3,310,428	$26.23
Granted	—	—
Exercised	(286,305)	24.24	$2,367
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2015	3,024,123	26.42	28,330	3.87

Exerciable at December 31, 2015	817,170	24.24	9,438	3.87

Vested at December 31, 2015	3,024,123	26.42	28,330	3.87

Vested and expected to vest at December 31, 2015	3,024,123	26.42	28,330	3.87

As of December 31, 2015, there were 3,024,123 outstanding 2009 Warrants with an expiration date of November 12, 2019. There is no remaining expense to be recognized from the Amended 2009 Warrants.

During 2010, the Company issued warrants to directors and employees to purchase an aggregate of 2,142,000 shares of Class A common stock (the “2010 Warrants”). The 2010 Warrants provided the recipient a right to purchase one share of Class A common stock for an exercise price at December 31, 2012 ranging between $26 and $32 per warrant. All 2010 Warrants were relinquished by the recipients and cancelled (the “Cancellation”) by the Company in 2013. The Company has not recorded any expense in the accompanying consolidated financial statements associated with the 2010 Warrants or the Cancellation of the 2010 Warrants as a Qualified IPO did not occur on or prior to the Cancellation. The holders of the 2010 Warrants received replacement awards in the form of stock options and restricted stock units (the “2013 RSUs”) from the 2013 Incentive Plan. The Company has accounted for this as a modification. Refer to Note 15 “Stock-based Compensation and Other Benefit Plans” for more information and calculation of the fair value modification.

NOTE 15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

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

The following tables present the activity during the year ended December 31, 2015 related to the 2009 Option Plan:

	2009 Option Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, exept per share data)
Outstanding at January 1, 2015	4,135,250	$20.67
Granted	—	—
Exercised	(395,603)	20.63	$4,940
Forfeited	(30,247)	20.71
Expired	(1,502)	22.97

Outstanding at December 31, 2015	3,707,898	20.67	56,068	5.89

Exercisable at December 31, 2015	3,206,683	20.54	48,894	5.49

Vested at December 31, 2015	3,206,683	20.54	48,894	5.49

Vested and expected to vest at December 31, 2015	3,707,790	20.67	56,067	5.89

The fair values of the stock options granted for the years ended December 31, 2014 and 2013 were determined utilizing the Black-Scholes pricing model methodology. No awards were granted from the 2009 Option Plan during the year ended December 31, 2015. A summary of assumptions used to calculate the fair values of the 2009 Option Plan awards is presented below:

	2009 Option Plan
	Year Ended December 31,
	2015	2014	2013
Expected volatility	0.0%	33.6 - 36.7%	33.6 - 36.4%
Expected dividend yield	0.0%	1.3 - 2.5%	2.5%
Expected term (years)	—	5.5 - 6.5	5.0 - 6.5
Risk-free interest rate	0.00%	2.32 - 2.70%	1.89 - 2.69%
Weighted average grant date fair value	$—	$7.14	$5.44

The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2009 Option Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2009 Option Plan
	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Stock-based compensation expense	$2,239	$2,125	$2,635
Tax benefit realized from stock awards exercised	1,618	—	—
Fair value of stock-based awards that vested during the year	2,724	2,319	2,924
Amount of cash received from exercise of awards	8,163	—	—
Total intrisic value of awards exercised during the year	4,940	—	—

	2009 Option Plan
	December 31,
	2015	2014	2013
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$2,561	$4,949	$2,396
Weighted-average life over which expense is expected to be recognized (years)	1.72	2.54	2.27

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

	Original 2010 Warrants Immediately Prior to Cancellation	Original 2010 Warrants Immediately After to Cancellation
Expected volatility	30.0%	30.0%
Expected dividend yield	2.5%	2.5%
Expected term (years)	3.6	—
Risk-free interest rate	1.06%	1.06%
Weighted average fair value (per warrant)	$0.70	$—
Total fair value (in thousands)	$1,499	$—

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

On two different dates during the year ended December 31, 2015, the Company granted an aggregate of 120,500 options with a Three Year Vesting Period from the 2013 Option Plan to employees with a weighted average exercise price of $27.36, the estimated fair value of the Company’s stock on the date of grant, and an aggregate fair value of $960 thousand. The options granted to employees expire 10 years from grant date.

Also in 2015, the Company granted 129,000 options from the 2013 Option Plan to directors that vest at a rate of 25% per calendar quarter in 2015. The options have an exercise price of $23.97, the estimated fair value of the Company’s stock on the date of grant and an aggregate fair value of $881 thousand. The options granted to directors expire 10 years from grant date.

The following tables present the activity during the year ended December 31, 2015 related to the 2013 Plan Options:

	2013 Plan Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, exept per share data)
Outstanding at January 1, 2015	2,170,500	$19.75
Granted	249,500	25.61
Exercised	(36,145)	19.75	$465
Forfeited	(16,668)	19.75
Expired	—	—

Outstanding at December 31, 2015	2,367,187	20.37	36,509	8.11

Exercisable at December 31, 2015	784,083	20.27	12,168	8.12

Vested at December 31, 2015	1,995,532	19.95	31,600	8.04

Vested and expected to vest at December 31, 2015	2,367,187	20.37	36,509	8.11

The fair value of the 2013 Plan Options granted for the years ended December 31, 2015 and 2013 were determined utilizing the Black-Scholes pricing model methodology. No awards were granted from the 2013 Option Plan during the year ended December 31, 2014. A summary of assumptions used to calculate the fair values of the 2013 Plan Options awards is presented below:

	2013 Plan Options
	Year Ended December 31,
	2015	2014	2013
Expected volatility	31.1%	—	30.0%
Expected dividend yield	1.25%	—	2.50%
Expected term (years)	6.2	—	6.0 - 6.5
Risk-free interest rate	1.63%	—	2.03 - 2.20%
Weighted average grant date fair value	$7.38	—	$4.09

The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2013 Plan Option awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2013 Plan Options
	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Stock-based compensation expense	$2,002	$5,463	$—
Tax benefit realized from stock awards exercised	158	—	—
Grant date fair value of stock-based awards that vested during the year	1,181	914	4,636
Amount of cash received from exercise of option awards	714	—	—
Total intrisic value of awards exercised during the year	465	—	—

	2013 Plan Options
	December 31,
	2015	2014	2013
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$1,633	$1,918	$—
Weighted-average life over which expense is expected to be recognized (years)	1.53	1.98	—

During the year ended December 31, 2014, the Company recognized $5.5 million in expense resulting from the 2013 Plan Options as a Qualified IPO transaction was completed.

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

Florida Community Bank, N.A. 401(k) Plan

The Company sponsors the Florida Community Bank, N.A. 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after the first month following 90 days of service. Effective January 1, 2015, the 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 3% of compensation. Prior to 2015, the 401(k) Plan allowed a matching employer contribution equal to 100% of elective deferrals that do not exceed 2% of compensation. Matching contributions are fully vested after three years of service. Total 401(k) matching employer contribution expense amounted to $868 thousand, $404 thousand and $329 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Executive Incentive Plan

During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the adoption of the FCB Financial Holdings, Inc. Executive Incentive Plan (the “EIP”). The EIP provides for Annual Incentive Awards and Long-Term Incentive Awards, both of which are subject to achievement of specified performance goals.

Annual Incentive Awards-The Compensation Committee approved Annual Awards under the EIP in respect to the Company’s Core Pre-Tax Profits for fiscal year 2015. The Company recognized $5.1 million of compensation expense for the year ended December 31, 2015.

Long-Term Incentive Awards-The Compensation Committee granted a Long-Term Award of cash phantom units (“CPUs”) under the Long-Term Incentive component of the EIP which covers a three-year period ending December 31, 2017 (the “Performance Period”). The value of the award is determined by the Company’s common share price at the end of the performance period. Based on the estimated value of the award, the Company recognized $1.1 million of compensation expense for the year ended December 31, 2015.

Management Long-Term Incentive Plan

During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the FCB Financial Holdings, Inc. Management Long-Term Incentive Plan (“MLTIP”) for certain employees of the Company. The MLTIP provides participants the opportunity to receive a cash award that may be adjusted for the Company’s performance over a three year period ending on December 31, 2018.

The estimated award amount will be recognized over the three year service period beginning on January 1, 2016. The Company did not recognize any compensation expense related to this plan for the year ended December 31, 2015.

NOTE 16. BASIC AND DILUTED EARNINGS PER SHARE

Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of common stock equivalents, including stock options and unvested shares, calculated using the treasury stock method. Common stock equivalents are excluded from the computation of diluted EPS in periods in which the effect is anti-dilutive.

The following table presents the computation of basic and diluted EPS:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Net income (loss) available to common stockholders	$53,391	$22,372	$17,171

Weighted average number of common shares—basic	41,300,979	38,054,158	36,947,192
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	1,992,628	204,158	1,937

Weighted average number of common shares—diluted	43,293,607	38,258,316	36,949,129

Basic earnings (loss) per share	$1.29	$0.59	$0.46

Diluted earnings (loss) per share	$1.23	$0.58	$0.46

Anti-dilutive warrants, stock options and RSUs	91,923	7,822,029	8,565,139

NOTE 17. INCOME TAXES

The components of the expense and benefit for income taxes for the periods presented are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current income tax expense:
Federal	$23,610	$18,329	$6,452
State	3,441	2,921	1,394

Total current income tax expense	27,051	21,250	7,846
Deferred income tax expense (benefit):
Federal	(19,157)	(6,332)	1,119
State	(2,238)	(961)	(93)

Total deferred income tax expense (benefit)	(21,395)	(7,293)	1,026

Total income tax expense (benefit)	$5,656	$13,957	$8,872

A reconciliation of the expected income tax expense or benefit at the statutory federal income tax rate of 35% to the Company’s actual income tax expense or benefit and effective tax rate for the periods presented is as follows:

	Years Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense (benefit) at federal income tax rate	$20,667	35.00%	$12,747	35.00%	$9,115	35.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(1,614)	-2.73%	(2,019)	-5.56%	—	0.00%
Stock compensation	729	1.23%	2,870	7.90%	—	0.00%
Dividends received deduction	(2,104)	-3.56%	(1,168)	-3.21%	(1,023)	-3.93%
GFB NUBIL Revaluation	(4,954)	-8.39%	—	0.00%	—	0.00%
NOL Valuation Allowance	(9,061)	-15.35%	—	0.00%	—	0.00%
State tax, net of federal benefit	1,619	2.74%	1,238	3.41%	845	3.25%
Other	374	0.62%	289	0.79%	(65)	-0.25%

Total	$5,656	9.56%	$13,957	38.33%	$8,872	34.07%

Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Other real estate owned	$15,740	$17,508

Total	15,740	17,508

Excess carrying value over tax basis of liabilities:
Deposits	19	147
Repo Loans	1,330	2,344
Clawback liability	—	5,326

Total	1,349	7,817

Net operating loss carry forward:
Federal	9,790	10,378
State	971	1,029

Total	10,761	11,407

Amortization	25,052	23,569
Depreciation	848	2,119
Unrealized losses on securities available for sale	5,930	—
Allowance for loan losses	9,468	33,100
Non-qualified stock options	6,458	6,955
Other	2,794	3,259

Gross deferred tax assets	78,400	105,734

Valuation allowance	—	(9,151)

Gross deferred tax assets, net of valuation allowance	78,400	96,583

Deferred tax liabilities:
Loans	(966)	(19,072)
Restricted securities	(2,257)	(2,274)
Loss-share indemnification	—	(24,210)
Deferred tax gain	—	(2,741)
Unrealized gains on securities available for sale	—	(410)
Other	(1)	(435)

Gross deferred tax liabilities	(3,224)	(49,142)

Deferred tax assets (liabilities), net	$75,176	$47,441

At December 31, 2015, the Company had deferred tax assets for federal and state net operating losses of $9.8 million and $971 thousand, respectively. The federal and state net operating loss carryforwards are attributable to the acquisition of Great Florida Bank and are subject to an annual limitation. These deferred tax assets for net operating losses will expire in years 2028 through 2034.

The Company records a valuation allowance to reduce its deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Management believes the Company will realize the benefits from certain federal and state net operating loss carryforwards and as such, in 2015, has reversed the valuation allowance of $9.1 million previously provided on the deferred tax assets for federal and state net operating loss carryforwards. The reversal of the valuation allowance on the deferred tax assets was recognized as a reduction of income tax expense.

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

The Company had no uncertain tax positions at December 31, 2015, 2014 or 2013. The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not incur interest and penalties associated with income taxes at December 31, 2015, 2014 or 2013.

NOTE 18. COMMITMENTS AND CONTINGENCIES

The Company issues off-balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans and lines of credit as well as commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers. The Company follows the same credit policies in making commitments as it does for instruments recorded on the Company’s consolidated balance sheet. Collateral is obtained based on management’s assessment of the customer’s credit risk.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of December 31, 2015 and 2014, the Company’s reserve for unfunded commitments totaled $1.5 million and $1.2 million, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Commitments to fund loans	$578,730	$351,369
Unused lines of credit	358,601	199,880
Commercial and standby letters of credit	14,410	10,223

Total	$951,741	$561,472

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

The SEC is investigating the valuation and accounting treatment by GFB, prior to the Great Florida Acquisition by the Company, of an office building acquired by GFB in 2009 and the use of appraisals with respect to such valuation. The Bank is cooperating with the investigation. On the date of acquisition by the Bank, based on the Company’s plans and intended use of the acquired office building, the asset was classified as OREO and recorded at fair value, less estimated selling costs. The fair value of the office building was based on a third party real estate appraisal at the date of acquisition. The Company does not believe that the results of the SEC investigation relating to GFB are likely to have a material adverse effect on the financial condition or results of operations of the Company. The subject property was sold during Q2 2015 to a third party purchaser.

NOTE 19. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets of FCB Financial Holdings, Inc. (Parent company only) for the periods presented are as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash and due from banks	$9,112	$30,560
Available for sale securities	167,524	110,169
Investment in bank subsidiary	773,508	691,489
Other assets	12,980	21,224

Total assets	$963,124	$853,442

Liabilities and stockholders’ equity:
Total liabilities	87,432	$2,265
Stockholders’ equity	875,692	851,177

Total liabilities and stockholders’ equity	$963,124	$853,442

Condensed Statements of Income of FCB Financial Holdings, Inc. (Parent company only) for the periods presented are as follows:

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income:
Interest and dividends on investment securities	$8,602	$4,838	$4,499
Gain (loss) on investment securities	688	(197)	11

Total income	9,290	4,641	4,510

Expense:
Interest on borrowings	551	—	—
Stock-based compensation expense	829	13,205	362
Professional services	950	1,243	2,211
Directors fees	598	3,700	2,300
Warrant expense	—	4,122	—
Insurance expense	1,505	1,451	1,252
Other noninterest expense	6,500	3,715	1,980

Total expense	10,933	27,436	8,105

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(1,643)	(22,795)	(3,595)
Income tax expense (benefit)	(2,901)	(8,836)	(2,635)

Income (loss) before equity in undistributed income of subsidiaries	1,258	(13,959)	(960)
Equity in income of subsidiary	52,133	36,331	18,131

Net income (loss)	$53,391	$22,372	$17,171

Condensed Statements of Comprehensive Income of FCB Financial Holdings, Inc. (Parent company only) for periods presented are as follows:

PARENT COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income (loss)	$53,391	$22,372	$17,171
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(227), $(1,666), and $2,942, respectively	362	2,653	(4,687)
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of taxes of $384, $(443), and $(371), respectively	(612)	705	592

Total other comprehensive income (loss)	(250)	3,358	(4,095)

Total comprehensive income (loss)	$53,141	$25,730	$13,076

Condensed Statements of Cash Flows of FCB Financial Holdings, Inc. (Parent company only) for periods presented are as follows:

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$53,391	$22,372	$17,171
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(52,133)	(36,331)	(18,131)
(Gain) loss on investment securities	(688)	197	(11)
Stock-based compensation and warrant expense	829	17,326	362
Depreciation of premises and equipment	1	2	2
Deferred tax expense	1,272	—	(102)
Net change in operating assets and liabilities:
(Increase)/decrease in due from subsidiaries	8,476	(8,026)	(4,845)
Increase/(decrease) in due to subsidiaries	(1,979)	1,895	—
Net change in other assets	1,052	(558)	1,925
Net change in other liabilities	(758)	(30)	129

Net cash provided by (used in) operating activities	9,463	(3,153)	(3,500)

Cash flows from investing activities:
Purchases of investment securities available for sale	(169,728)	(149,794)	(189,729)
Sales of investment securities available for sale	110,649	128,559	99,410
Payments and maturities of investment securities	2,005	—	—
Capital contribution	(35,000)	(172,000)	(20,000)

Net cash provided by (used in) investing activities	(92,074)	(193,235)	(110,319)

Cash flows from financing activities:
Proceeds from capital raise, net	—	104,475	—
Deferred costs from capital raise	—	(97)	(101)
Deferred placement fee	—	(10,000)	—
Settlement of RSU shares	—	(5,688)	—
Repurchase common stock	(34,884)	—	(18,751)
Exercise of stock options	8,793	—	—
Net change in repurchase agreements	87,254	—	—

Net cash provided by (used in) financing activities	61,163	88,690	(18,852)

Net Change in Cash	(21,448)	(107,698)	(132,671)
Cash at Beginning of Period	30,560	138,258	270,929

Cash at End of Period	$9,112	$30,560	$138,258

NOTE 20. FAIR VALUE MEASUREMENTS

When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. It is the Company’s policy to maximize the use of observable inputs, minimize the use of unobservable inputs and use unobservable inputs to measure fair value to the extent that observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments, or the value of the underlying collateral is not market observable. Although third party price indications may be available for an asset or liability, limited trading activity would make it difficult to support the observability of these quotations.

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

Interest Rate Derivatives—Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap. The Company values its interest rate swap positions using market prices provided by a third party which uses primarily observable market inputs. Interest rate derivatives are further described in Note 9 “Derivatives.”

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

For the years ended December 31, 2015, 2014 or 2013, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of December 31, 2015, there were no interest rate derivatives classified as Level 3.

Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of VAIs and EAAs. The estimated fair value of the VAIs and EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities is determined in accordance with the terms of each agreement. Management assigns a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value is the basis for estimating the fair value of the contingent consideration. As of December 31, 2015, the Company had no remaining VAIs or EAAs, as the VAIs reached final settlement with the FDIC within the year ended December 31, 2013, and the EAAs reached final settlement with the FDIC on September 29, 2014.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$20,888	$—	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	393,115	—	393,115
State and municipal obligations	—	2,215	—	2,215
Asset-backed securities	—	493,934	—	493,934
Corporate bonds and other debt securities	—	444,895	—	444,895
Preferred stocks and other equity securities	2,052	167,523	—	169,575
Derivative assets—Interest rate contracts	—	21,553	—	21,553

Total	$2,052	$1,544,123	$—	$1,546,175

Liabilities:
Derivative liabilities—Interest rate contracts	$—	$21,553	$—	$21,553
Clawback liability	—	—	—	—

Total	$—	$21,553	$—	$21,553

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$6,096	$—	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	501,652	—	501,652
State and municipal obligations	—	2,277	—	2,277
Asset-backed securities	—	478,201	—	478,201
Corporate bonds and other debt securities	—	258,683	—	258,683
Preferred stocks and other equity securities	23,594	88,595	—	112,189
Derivative assets—Interest rate contracts	—	14,328	—	14,328

Total	$23,594	$1,349,832	$—	$1,373,426

Liabilities:
Derivative liabilities—Interest rate contracts	$—	$14,328	$—	$14,328
Clawback liability	—	—	13,846	13,846

Total	$—	$14,328	$13,846	$28,174

There were no transfers of financial assets between levels of the fair value hierarchy during the year ended December 31, 2015 or 2014.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Years Ended December 31,
	2015		2014		2013
	Clawback Liability	EAAs	Clawback Liability	EAAs	Clawback Liability	VAIs and EAAs
	(Dollars in thousands)
Balance at beginnning of period	$13,846	$—	$11,753	$1,114	$11,966	$1,235
Losses (gains) included in other noninterest expenses	—	—	2,093	1,466	(213)	482
Termination of FDIC loss sharing agreements	(13,846)	—	—	—	—	—
Final VAI settlement on SSCB	—	—	—	—	—	(52)
Final VAI settlement on FNBCF	—	—	—	—	—	(281)
Final VAI settlement on FPB	—	—	—	—	—	(270)
Final EAA settlement on FCB	—	—	—	(1,458)	—	—
Final EAA settlement on PAB	—	—	—	(1,122)	—	—

Balance at end of period	$—	$—	$13,846	$—	$11,753	$1,114

The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2015 and 2014, there was not a change in the methods or significant assumptions used to estimate fair value.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Non-recurring:
Loans	$ 5,207,971	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%
Other real estate owned	39,340	Third party appraisals	Collateral discounts and estimated cost to sell	10%

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	December 31,
	2015	2014
	(Dollars in thousands)
Assets that are still held (classified in Level 3):
Impaired loans	$9,582	$4,754
Foreclosed real estate	39,340	74,527

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$1,071	$174	$149
Foreclosed real estate	674	1,829	2,047

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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$102,460	$102,460	$102,460	$—	$—
Available for sale securities	1,524,622	1,524,622	2,052	1,522,570	—
FHLB and other bank stock	59,477	59,477	—	59,477	—
Loans, net	5,164,061	5,207,971	—	—	5,207,971
Loans held for sale	2,514	2,514	—	2,514	—
Loss share indemnification asset	—	—	—	—	—
Due from FDIC	—	—	—	—	—
Bank-owned life insurance	168,246	168,246	—	168,246	—
Derivative assets—Interest rate contracts	21,553	21,553	—	21,553	—
Financial Liabilities:
Deposits	$5,430,638	$5,430,501	$—	$5,430,501	$—
Advances from the FHLB and other borrowings	983,183	981,997	—	981,997	—
Derivative liabilities—Interest rate contracts	21,553	21,553	—	21,553	—
Clawback liability	—	—	—	—	—

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$107,085	$107,085	$107,085	$—	$—
Available for sale securities	1,359,098	1,359,098	23,594	1,335,504	—
FHLB and other bank stock	66,891	66,891	—	66,891	—
Loans, net	3,906,710	3,959,771	—	—	3,959,771
Loans held for sale	707	707	—	707	—
Loss share indemnification asset	63,168	27,976	—	—	27,976
Due from FDIC	1,735	1,735	—	1,735	—
Bank-owned life insurance	139,829	139,829	—	139,829	—
Derivative assets—Interest rate contracts	14,328	14,328	—	14,328	—
Financial Liabilities:
Deposits	$3,978,535	$3,977,629	$—	$3,977,629	$—
Advances from the FHLB and other borrowings	1,067,981	1,066,764	—	1,066,764	—
Derivative liabilities—Interest rate contracts	14,328	14,328	—	14,328	—
Clawback liability	13,846	13,846	—	—	13,846

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at December 31, 2015 and December 31, 2014, include cash and cash equivalents and due from FDIC.

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

Loss Share Indemnification Asset:

The fair value of the loss share indemnification asset is estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium to take into account the Company’s credit risk, that incorporates the uncertainty related to the amounts and timing of the cash flows and other liquidity concerns as well as the counterparties credit risk. As of December 31, 2015, the Company had no remaining loss share indemnification asset, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

Due from FDIC:

The due from FDIC represents claims submitted to the Federal Deposit Insurance Corporation for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. As of December 31, 2015, the Company had no remaining receivable from the FDIC, as the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements on March 4, 2015.

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

VAIs and EAAs:

The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities are determined in accordance with the terms of each agreement. As of December 31, 2015, the Company had no remaining VAIs or EAAs, as the VAIs reached final settlement with the FDIC within the year ended December 31, 2013, and the EAAs reached final settlement with the FDIC on September 29, 2014.

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial information set forth below for each of the last eight quarters has been derived from the Company’s unaudited interim consolidated financial statements and other financial information. The summary historical quarterly financial information includes all adjustments consisting of normal recurring accruals that the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The information below is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated historical financial statements and the related notes thereto included in this Form 10-K filing.

	Quarters Ended December 31, 2015
	Q4	Q3	Q2	Q1
	(Dollars in thousands, except per share data)
Selected Income Statement data:
Interest income	$71,157	$65,023	$57,411	$55,449
Interest expense	9,188	8,254	7,237	6,565

Net interest income	61,969	56,769	50,174	48,884
Provision for loan losses	2,329	675	2,470	1,349

Net interest income after provision for loan losses	59,640	56,094	47,704	47,535
Noninterest income	7,543	7,072	14,152	(54,089)
Noninterest expense	33,201	30,706	32,047	30,650

Income (loss) before income tax expense (benefit)	33,982	32,460	29,809	(37,204)
Income tax expense (benefit)	4,233	11,320	10,433	(20,330)

Net income (loss)	$29,749	$21,140	$19,376	$(16,874)

Earnings (loss) per share:
Basic	$0.73	$0.51	$0.47	$(0.41)
Diluted	$0.68	$0.48	$0.45	$(0.41)

	Quarters Ended December 31, 2014
	Q4	Q3	Q2	Q1
	(Dollars in thousands, except per share data)
Selected Income Statement data:
Interest income	$56,404	$53,652	$48,452	$44,918
Interest expense	6,625	7,757	7,299	6,573

Net interest income	49,779	45,895	41,153	38,345
Provision for loan losses	3,112	2,805	3,236	1,090

Net interest income after provision for loan losses	46,667	43,090	37,917	37,255
Noninterest income	5,444	2,350	6,690	2,548
Noninterest expense	31,463	48,959	30,744	34,466

Income (loss) before income tax expense (benefit)	20,648	(3,519)	13,863	5,337
Income tax expense (benefit)	7,548	(97)	4,697	1,809

Net income (loss)	$13,100	$(3,422)	$9,166	$3,528

Earnings (loss) per share:
Basic	$0.32	$(0.09)	$0.26	$0.10
Diluted	$0.31	$(0.09)	$0.26	$0.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the 2013 updated framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report set forth on page F-2.

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

In accordance with Item 406 of Regulation S-K, we have adopted a code of ethics that applies to certain Company executives. The code of ethics is posted on our website at www.floridacommunitybank.com under “Investor Relations.” [Within the time period required by the SEC, we will post on our website any amendment to the code of ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.]

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

See Index of Exhibits on page 78.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

FCB FINANCIAL HOLDINGS, INC.

Date: February 26, 2016	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2016	/s/ Paul D. Burner
Paul D. Burner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kent S. Ellert Kent S. Ellert	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ Paul D. Burner Paul D. Burner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
/s/ Vincent S. Tese Vincent S. Tese	Director	February 26, 2016
/s/ Leslie J. Lieberman Leslie J. Lieberman	Director	February 26, 2016
/s/ Stuart I. Oran Stuart I. Oran	Director	February 26, 2016
/s/ Alan Bernikow Alan Bernikow	Director	February 26, 2016
/s/ Thomas E. Constance Thomas E. Constance	Director	February 26, 2016
/s/ Howard R. Curd Howard R. Curd	Director	February 26, 2016
/s/ Gerald Luterman Gerald Luterman	Director	February 26, 2016
/s/ William L. Mack William L. Mack	Director	February 26, 2016
/s/ Paul Anthony Novelly Paul Anthony Novelly	Director	February 26, 2016
/s/ Frederic Salerno Frederic Salerno	Director	February 26, 2016

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Florida Community Bank, N.A. and Great Florida Bank, dated as of July 16, 2013 (incorporated by reference to Exhibit 2.1 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 14, 2014 (Registration No. 333-196935)).

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 14, 2014 (Registration No. 333-196935)).

4.2	Registration Rights Agreement, dated November 12, 2009, by and among Bond Street Holdings LLC, Bond Street Investors LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

4.3	Form of Registration Rights Agreement, dated as of August 13, 2010, by and among Bond Street Holdings LLC and the other signatories thereto (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

4.4	Amendment to Registration Rights Agreement, dated July 16, 2014, by and among FCB Financial Holdings, Inc., Bond Street Investors LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.4 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

4.5	Form of Amendment to Registration Rights Agreement, dated as of July 16, 2014 by and among FCB Financial Holdings, Inc. and the other signatories thereto (incorporated by reference to Exhibit 4.5 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.1	2009 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.2	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.3	Agreement and Plan of Merger by and between Florida Community Bank, N.A. and Great Florida Bank, dated as of July 16, 2013 (incorporated by reference to Exhibit 2.1 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.4	Form of 2009 Warrant Agreement, as amended (incorporated by reference to Exhibit 10.4 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.5	Form of RSU Agreement (incorporated by reference to Exhibit 10.5 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.7	Amended and Restated Employment Agreement, dated as of January 10, 2011, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.4 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.8	First Amendment to Amended and Restated Employment Agreement, dated January 25, 2013, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.5 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.9	Second Amendment to Amended and Restated Employment Agreement, dated October 11, 2013, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.6 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.10	Employment Agreement, dated July 18, 2014, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.9 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.11	Employment Agreement, dated July 18, 2014, between the Bank and Vincent Tese (incorporated by reference to Exhibit 10.10 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.12	Employment Agreement, dated July 18, 2014, between the Bank and Les Lieberman (incorporated by reference to Exhibit 10.11 of the Form S-1/A Registration Statement of the Company filed with the SEC on July 22, 2014 (Registration No. 333-196935)).

10.13	Purchase and Assumption Agreement, dated as of January 22, 2010, among FDIC, Receiver of Premier American Bank, Miami, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.7 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.14	Purchase and Assumption Agreement, dated as of January 29, 2010, among FDIC, Receiver of Florida Community Bank, Immokalee, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.8 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.15	Purchase and Assumption Agreement, dated as of June 25, 2010, among FDIC, Receiver of Peninsula Bank, Englewood, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.9 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.16	Purchase and Assumption Agreement, dated as of February 11, 2011, among FDIC, Receiver of Sunshine State Community Bank, Port Orange, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.10 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.17	Purchase and Assumption Agreement, dated as of April 29, 2011, among FDIC, Receiver of First National Bank of Central Florida, Winter Park, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.11 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.18	Purchase and Assumption Agreement, dated as of April 29, 2011, among FDIC, Receiver of Cortez Community Bank, Brooksville, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.12 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.19	Purchase and Assumption Agreement, dated as of May 6, 2011, among FDIC, Receiver of Coastal Bank, Cocoa Beach, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.13 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.20	Purchase and Assumption Agreement, dated as of July 15, 2011, among FDIC, Receiver of First Peoples Bank, Port St. Lucie, Florida, FDIC and the Bank (incorporated by reference to Exhibit 10.18 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.21	Equity Appreciation Agreement, dated as of January 22, 2010, between the Company and FDIC, Receiver of Premier American Bank, Miami, Florida (incorporated by reference to Exhibit 10.15 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.22	Equity Appreciation Agreement, dated as of January 29, 2010, between the Company and FDIC, Receiver of Florida Community Bank, Immokalee, Florida (incorporated by reference to Exhibit 10.16 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.23	FDIC Order, dated as of January 22, 2010 (incorporated by reference to Exhibit 10.17 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

10.24	Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of Premier American Bank, Miami, Florida; Receiver of Florida Community Bank, Immokalee, Florida; Receiver of Peninsula Bank, Englewood, Florida; Receiver of Cortez Community Bank, Brooksville, Florida; Receiver of First National Bank of Central Florida, Winter Park, Florida; and Receiver of Coastal Bank, Cocoa Beach, Florida, Federal Deposit Insurance Corporation and Florida Community Bank, N.A. (incorporated by reference to Exhibit 10.24 of the Form 8-K filed with the SEC on March 4, 2015.

10.25	FCB Financial Holdings, Inc. Executive Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2015 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 9, 2015.

10.26	FCB Financial Holdings, Inc. Management Long-Term Incentive Plan (Filed herewith)

11	Statement re computation of earnings per share (Filed herewith as Note 16 to the consolidated financial statements)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Grant Thornton LLP. (Filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase