Form 10-Q
period 2016-03-31
FCB FINANCIAL HOLDINGS, INC.
filed 2016-05-06
CIK 1476651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 37,185,551 shares of Class A Common Stock and 3,427,045 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.

FORM 10-Q

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$48,449	$44,696
Interest-earning deposits in other banks	77,624	57,764
Investment securities:
Available for sale securities, at fair value	1,525,145	1,524,622
Federal Home Loan Bank and other bank stock, at cost	59,321	59,477

Total investment securities	1,584,466	1,584,099

Loans held for sale	900	2,514
Loans:
New loans	5,108,538	4,610,763
Acquired loans	535,129	582,424
Allowance for loan losses	(31,995)	(29,126)

Loans, net	5,611,672	5,164,061

Premises and equipment, net	36,686	36,954
Other real estate owned	43,522	39,340
Goodwill	81,204	81,204
Core deposit intangible	5,501	5,880
Deferred tax assets, net	74,420	75,176
Bank-owned life insurance	169,531	168,246
Other assets	102,149	71,552

Total assets	$7,836,124	$7,331,486

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$737,875	$637,047
Interest-bearing	3,276,896	2,935,418

Total transaction accounts	4,014,771	3,572,465
Time deposits	1,887,608	1,858,173

Total deposits	5,902,379	5,430,638
Borrowings (including FHLB advances of $774,850 and $806,500, respectively)	950,462	983,183
Other liabilities	93,984	41,556

Total liabilities	6,946,825	6,455,377

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 39,471,472; 39,103,945 issued and 37,072,534; 37,126,571 outstanding	39	39
Class B common stock, par value $0.001 per share; 50 million shares authorized; 3,715,385; 3,926,014 issued and 3,523,253; 3,733,882 outstanding	4	4
Additional paid-in capital	853,726	850,609
Retained earnings	110,987	88,535
Accumulated other comprehensive income (loss)	(8,240)	(9,443)
Treasury stock, at cost; 2,398,938; 1,977,374 Class A and 192,132; 192,132 Class B common shares	(67,217)	(53,635)

Total stockholders’ equity	889,299	876,109

Total liabilities and stockholders’ equity	$7,836,124	$7,331,486

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$61,288	$43,306
Interest and dividends on investment securities	14,374	12,110
Other interest income	66	33

Total interest income	75,728	55,449

Interest expense:
Interest on deposits	9,293	5,585
Interest on borrowings	1,993	980

Total interest expense	11,286	6,565

Net interest income	64,442	48,884
Provision for loan losses	1,440	1,349

Net interest income after provision for loan losses	63,002	47,535

Noninterest income:
Service charges and fees	806	757
Loan and other fees	2,014	2,497
Bank-owned life insurance income	1,285	1,097
FDIC loss share indemnification loss	—	(65,529)
Income from resolution of acquired assets	680	3,372
Gain (loss) on sales of other real estate owned	(110)	1,565
Gain (loss) on investment securities	(54)	1,007
Other noninterest income (loss)	813	1,145

Total noninterest income	5,434	(54,089)

Noninterest expense:
Salaries and employee benefits	18,645	16,575
Occupancy and equipment expenses	3,572	3,277
Loan and other real estate related expenses	1,820	2,076
Professional services	1,337	1,406
Data processing and network	2,863	2,718
Regulatory assessments and insurance	2,117	2,119
Amortization of intangibles	379	424
Other operating expenses	2,567	2,055

Total noninterest expense	33,300	30,650

Income (loss) before income tax expense (benefit)	35,136	(37,204)
Income tax expense (benefit)	12,684	(20,330)

Net income (loss)	$22,452	$(16,874)

Earnings (loss) per share:
Basic	$0.55	$(0.41)
Diluted	$0.52	$(0.41)

Weighted average shares outstanding:
Basic	40,698,866	41,421,854
Diluted	42,840,157	41,421,854

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$22,452	$(16,874)
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(1,029) and $(6,622), respectively	1,641	10,546
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $275 and $423, respectively	(438)	(673)

Total other comprehensive income (loss)	1,203	9,873

Total comprehensive income (loss)	$23,655	$(7,001)

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B

Balance as of January 1, 2015	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income (loss)	—	—	—	—	—	(16,874)	—	—	(16,874)
Exchange of B shares to A shares	775,379	(775,379)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	1,079	—	—	—	1,079
Excess tax benefit of stock-based compensation	—	—	—	—	432	—	—	—	432
Exercise of stock options	33,333				670				670
Other	—	—	—	—	1	—	—	—	1
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,873	9,873

Balance as of March 31, 2015	35,278,362	6,164,669	$37	$6	$836,720	$18,270	$(18,751)	$10,552	$846,834

Balance as of January 1, 2016	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income (loss)	—	—	—	—	—	22,452	—	—	22,452
Exchange of B shares to A shares	210,629	(210,629)	—	—	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	1,038	—	—	—	1,038
Treasury stock purchases	(421,564)	—	—	—		—	(13,582)		(13,582)
Exercise of stock options and warrants	156,898	—	—	—	2,093	—	—	—	2,093
Other	—	—	—	—	(14)	—	—	—	(14)
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,203	1,203

Balance as of March 31, 2016	37,072,534	3,523,253	$39	$4	$853,726	$110,987	$(67,217)	$(8,240)	$889,299

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$22,452	$(16,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,440	1,349
Amortization of intangible assets	379	424
Depreciation and amortization of premises and equipment	906	976
Amortization of discount on loans	(207)	(853)
Net amortization (accretion) of premium (discount) on investment securities	387	552
Net amortization (accretion) of premium (discount) on time deposits	(23)	(177)
Net amortization (accretion) on FHLB advances and other borrowings	(653)	(642)
Impairment of other real estate owned	90	104
FDIC Loss share indemnification loss	—	65,529
(Gain) loss on investment securities	54	(1,007)
(Gain) loss on sale of loans	(386)	—
(Gain) loss on sale of other real estate owned	110	(1,565)
(Gain) loss on sale of premises and equipment	35	94
Deferred tax expense	—	(36,929)
Stock-based compensation, RSU and warrant expense	1,038	1,079
Increase in cash surrender value of BOLI	(1,285)	(1,097)
Net change in operating assets and liabilities:
Net change in loans held for sale	2,000	(601)
Settlement of FDIC loss share agreement	—	(14,815)
Net change in other assets	(13,804)	(9,553)
Net change in other liabilities	12,180	3,763

Net cash provided by (used in) operating activities	24,713	(10,243)

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(110,410)	(215,215)
Sales of investment securities available for sale	117,243	116,755
Paydown and maturities of investment securities available for sale	17,617	26,557
Purchase of FHLB and other bank stock	(32,612)	(19,226)
Sales of FHLB and other bank stock	32,768	20,828
Net change in loans	(294,372)	(107,407)
Purchase of loans	(192,195)	(93,582)
Proceeds from sale of loans	30,378	—
Proceeds from sale of other real estate owned	2,963	13,638
Purchase of premises and equipment	(673)	(399)
Proceeds from life insurance	—	1,193

Net cash provided by (used in) investing activities	(429,293)	(256,858)

Cash Flows From Financing Activities:
Net change in deposits	471,764	247,643
Net change in FHLB advances	(31,650)	(13,316)
Net change in repurchase agreements	(418)	37,095
Repurchase of stock	(13,582)	—
Exercise of stock options	2,093	670
Other	(14)	1

Net cash provided by (used in) financing activities	428,193	272,093

Net Change in Cash and Cash Equivalents	23,613	4,992
Cash and Cash Equivalents at Beginning of Period	102,460	107,085

Cash and Cash Equivalents at End of Period	$126,073	$112,077

Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,770	$6,466
Income taxes paid	4,053	13,800
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$7,345	$12,667

The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto for FCB Financial Holdings, Inc. (the “Company”) previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Nature of Operations

FCB Financial Holdings, Inc. (the “Company”) is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 47 banking centers located in Florida at March 31, 2016.

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

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation- Stock Compensation (Topic 718) —Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. This update provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The amendments in this update became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity – a consensus of the FASB Emerging Issues Task Force (ASC 815, Derivatives and Hedging)”. This update requires an entity to determine the nature of an instrument by evaluating all economic characteristics and risks of the entire hybrid instrument when determining whether the host is more akin to debit or equity. The amendments in this update became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidated Analysis (ASC 810, Consolidation)” which amends the consolidation requirements of ASC 810 by reducing the number of consolidation models. The guidance places more emphasis on risk of loss when determining a controlling financial interest; reduces the frequency of the application of related-party guidance when determining a controlling financial interest and changes the consolidation requirements of limited partnerships. The amendments in this update became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASC 225-20, Extraordinary and Unusual Items)” which eliminates the concept of extraordinary items. Under the ASU, extraordinary items will no longer be segregated from the results of ordinary operations and presented separately on the consolidated financial statements. The amendments in this update became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” which:

•	Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

•	Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•	Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•	Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of the following amendments in this Update are permitted as of the beginning of the fiscal year of adoption:

1.	An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

2.	Entities that are not public business entities are not required to apply the fair value of financial instruments disclosure guidance in the General Subsection of Section 825-10-50.

Except for the early application guidance discussed above, early adoption of the amendments in this Update is not permitted.

An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which created Topic 842, Leases, and supersedes the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The core principal of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-stop decision sequence. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Update eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement, which will result in greater volatility in earnings per share. In addition, this Update simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. Upon adoption, the amendments in this Update provide for a tiered transition approach whereby amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This Update is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
March 31, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$19,074	$147	$53	$19,168
U.S. Government agencies and sponsored enterprises mortgage-backed securities	385,583	7,624	336	392,871
State and municipal obligations	2,239	206	—	2,445
Asset-backed securities	499,276	51	15,225	484,102
Corporate bonds and other debt securities	481,535	5,862	6,581	480,816
Preferred stock and other equity securities	150,852	64	5,173	145,743

Total available for sale	$1,538,559	$13,954	$27,368	$1,525,145

	Amortized Cost	Unrealized		Fair Value
December 31, 2015		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$20,930	$100	$142	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	392,123	2,587	1,595	393,115
State and municipal obligations	2,041	174	—	2,215
Asset-backed securities	503,240	383	9,689	493,934
Corporate bonds and other debt securities	450,489	1,596	7,190	444,895
Preferred stock and other equity securities	171,170	1,153	2,748	169,575

Total available for sale	$1,539,993	$5,993	$21,364	$1,524,622

As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $820.6 million and $939.6 million at March 31, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

March 31, 2016	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$5,000	$5,043
Due after one year through five years	130,536	130,563
Due after five years through ten years	72,727	70,833
Due after ten years	275,511	276,822
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	903,933	896,141
Preferred stock and other equity securities	150,852	145,743

Total available for sale	$1,538,559	$1,525,145

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$14,134	$53	$—	$—	$14,134	$53
U.S. Government agencies and sponsored enterprises mortgage-backed securities	49,047	173	15,558	163	64,605	336
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	367,799	10,531	81,892	4,694	449,691	15,225
Corporate bonds and other debt securities	236,053	6,410	20,298	171	256,351	6,581
Preferred stock and other equity securities	100,663	2,984	32,963	2,189	133,626	5,173

Total available for sale	$767,696	$20,151	$150,711	$7,217	$918,407	$27,368

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$15,687	$142	$—	$—	$15,687	$142
U.S. Government agencies and sponsored enterprises mortgage-backed securities	225,109	1,391	12,584	204	237,693	1,595
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	354,912	6,290	78,112	3,399	433,024	9,689
Corporate bonds and other debt securities	347,302	7,190	—	—	347,302	7,190
Preferred stock and other equity securities	96,543	1,740	19,000	1,008	115,543	2,748

Total available for sale	$1,039,553	$16,753	$109,696	$4,611	$1,149,249	$21,364

At March 31, 2016, the Company’s security portfolio consisted of 308 securities, of which 162 securities were in an unrealized loss position. A total of 131 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at March 31, 2016. The following describes the basis under which the Company has evaluated OTTI:

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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Gross realized gains	$888	$1,112
Gross realized losses	(942)	(69)

Net realized gains (losses)	$(54)	$1,043

NOTE 3. LOANS, NET

The Company’s loan portfolio consists of New and Acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations as New loans. The Company classifies loans acquired through business combinations as Acquired loans. A portion of the acquired loan portfolio exhibited evidence of deterioration in credit quality since origination, and are accounted for under ASC 310-30. The remaining portfolio of acquired loans consists of loans that were not considered ASC 310-30 loans at acquisition and are classified as Non-ASC 310-30 loans.

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

March 31, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total

Real estate loans:
Commercial real estate	$212,041	$55,731	$1,067,594	$1,335,366
Owner-occupied commercial real estate	—	20,814	558,659	579,473
1-4 single family residential	40,061	80,199	1,833,190	1,953,450
Construction, land and development	27,973	6,338	543,540	577,851
Home equity loans and lines of credit	—	47,362	34,973	82,335

Total real estate loans	$280,075	$210,444	$4,037,956	$4,528,475

Other loans:
Commercial and industrial	$33,413	$8,478	$1,064,873	$1,106,764
Consumer	2,287	432	5,709	8,428

Total other loans	35,700	8,910	1,070,582	1,115,192

Total loans held in portfolio	$315,775	$219,354	$5,108,538	$5,643,667

Allowance for loan losses				(31,995)

Loans held in portfolio, net				$5,611,672

December 31, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total

Real estate loans:
Commercial real estate	$247,628	$55,985	$998,141	$1,301,754
Owner-occupied commercial real estate	—	21,101	524,728	545,829
1-4 single family residential	40,922	84,111	1,541,255	1,666,288
Construction, land and development	28,017	6,338	537,494	571,849
Home equity loans and lines of credit	—	49,407	30,945	80,352

Total real estate loans	$316,567	$216,942	$3,632,563	$4,166,072

Other loans:
Commercial and industrial	$36,783	$9,312	$972,803	$1,018,898
Consumer	2,390	430	5,397	8,217

Total other loans	39,173	9,742	978,200	1,027,115

Total loans held in portfolio	$355,740	$226,684	$4,610,763	$5,193,187

Allowance for loan losses				(29,126)

Loans held in portfolio, net				$5,164,061

(1)	Balance includes $8.7 million and $7.1 million of deferred fees, costs, and premium and discount as of March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, the unpaid principle balance of ASC 310-30 loans were $387.1 million and $457.9 million, respectively. At March 31, 2016 and December 31, 2015, the Company had pledged loans as collateral for FHLB advances of $2.14 billion and $2.13 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2016 totaled $4.9 million. The Company held $466.7 million and $464.2 million of syndicated national loans as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016 and 2015, the Company purchased approximately $189.2 million and $89.6 million in loans from third parties.

During the three months ended March 31, 2016 and 2015, the Company sold approximately $36.2 million and $7.9 million, respectively in loans to third parties.

The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $(9.9) million and $6.7 million between non-accretable and accretable discount during the three months ended March 31, 2016 and 2015, respectively.

Changes in accretable discount for ASC 310-30 loans for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at January 1,	$144,152	$156,197
Accretion	(15,680)	(12,542)
Reclassifications from (to) non-accretable difference	(9,888)	6,650

Balance at March 31,	$118,584	$150,305

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

Changes in the ALL by loan portfolio and segment for the three months ended March 31, 2016 and 2015 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

Provision (credit) for ASC 310-30 loans	(198)	—	1	(10)	—	(2)	(4)	(213)
Provision (credit) for non-ASC 310-30 loans	(855)	(58)	(24)	—	23	(3)	6	(911)
Provision (credit) for New loans	492	97	907	51	28	984	5	2,564

Total provision	(561)	39	884	41	51	979	7	1,440

Charge-offs for ASC 310-30 loans	—	—	—	(30)	—	(75)	—	(105)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	—	(1)	—	(30)	(35)	(75)	(6)	(147)

Recoveries for ASC 310-30 loans	761	—	—	—	—	11	—	772
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	1,565	—	—	—	—	11	—	1,576

Ending ALL balance
ASC 310-30 loans	2,461	—	27	288	—	387	402	3,565
Non-ASC 310-30 loans	1,033	404	308	36	279	57	4	2,121
New loans	5,960	1,877	6,974	3,091	220	8,136	51	26,309

Balance at March 31, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(81)	—	64	(20)	—	(24)	42	(19)
Provision (credit) for non-ASC 310-30 loans	32	3	56	(7)	4	3	1	92
Provision (credit) for New loans	853	229	383	(181)	39	(43)	(4)	1,276

Total provision	804	232	503	(208)	43	(64)	39	1,349

Charge-offs for ASC 310-30 loans	(96)	—	(86)	(56)	—	(30)	(60)	(328)
Charge-offs for non-ASC 310-30 loans	—	—	(65)	—	—	—	—	(65)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(96)	—	(151)	(56)	—	(30)	(60)	(393)

Recoveries for ASC 310-30 loans	382	—	121	120	—	49	—	672
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5

Total recoveries	382	—	121	120	—	54	—	677

Ending ALL balance
ASC 310-30 loans	3,460	—	424	702	—	953	272	5,811
Non-ASC 310-30 loans	527	61	405	68	289	52	7	1,409
New loans	5,309	1,191	4,384	1,542	109	4,700	58	17,293

Balance at March 31, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
March 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	14,623	—	—	815	15,438
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	63	—	—	—	63

Total real estate loans	14,686	—	—	815	15,501

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$14,686	$—	$—	$815	$15,501

Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$5,220	$5,220
Owner-occupied commercial real estate	—	—	—	2,280	2,280
1-4 single family residential	1,279	—	—	3,397	4,676
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	689	93	—	2,501	3,283

Total real estate loans	1,968	93	—	13,398	15,459

Other loans:
Commercial and industrial	192	—	—	877	1,069
Consumer	—	—	—	—	—

Total other loans	192	—	—	877	1,069

Total acquired loans	$2,160	$93	$—	$14,275	$16,528

	Accruing
December 31, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	113	—	—	113
1-4 single family residential	9,439	869	—	1,454	11,762
Construction, land and development	467	—	—	—	467
Home equity loans and lines of credit	64	—	—	—	64

Total real estate loans	9,970	982	—	1,454	12,406

Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total other loans	—	—	—	—	—

Total new loans	$9,970	$982	$—	$1,454	$12,406

Acquired Loans:
Real estate loans:
Commercial real estate	$63	$—	$—	$5,282	$5,345
Owner-occupied commercial real estate	—	95	—	2,247	2,342
1-4 single family residential	1,393	697	—	3,016	5,106
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	490	97	—	2,295	2,882

Total real estate loans	1,946	889	—	12,840	15,675

Other loans:
Commercial and industrial	90	—	—	877	967
Consumer	—	—	—	23	23

Total other loans	90	—	—	900	990

Total acquired loans	$2,036	$889	$—	$13,740	$16,665

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

The following table summarizes the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,067,594	$—	$—	$—
Owner-occupied commercial real estate	558,659	—	—	—
Construction, land and development	543,540	—	—	—
Commercial and industrial	1,064,873	—	—	—

Total new loans	$3,234,666	$—	$—	$—

Acquired loans:
Commercial real estate	$50,139	$—	$5,592	$—
Owner-occupied commercial real estate	18,534	—	2,280	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	7,236	—	1,242	—

Total aquired loans	$82,247	$—	$9,114	$—

December 31, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$998,141	$—	$—	$—
Owner-occupied commercial real estate	524,728	—	—	—
Construction, land and development	537,494	—	—	—
Commercial and industrial	972,803	—	—	—

Total new loans	$3,033,166	$—	$—	$—

Acquired loans:
Commercial real estate	$50,328	$—	$5,657	$—
Owner-occupied commercial real estate	18,854	—	2,247	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	6,715	1,352	1,245	—

Total acquired loans	$82,235	$1,352	$9,149	$—

Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
March 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$1,067,594	$—	$—	$5,960	$—
Owner-occupied commercial real estate	—	558,659	—	—	1,877	—
1-4 single family residential	—	1,833,190	—	—	6,974	—
Construction, land and development	—	543,540	—	—	3,091	—
Home equity loans and lines of credit	—	34,973	—	—	220	—

Total real estate loans	$—	$4,037,956	$—	$—	$18,122	$—

Other loans
Commercial and industrial	$—	$1,064,873	$—	$—	$8,136	$—
Consumer	—	5,709	—	—	51	—

Total other loans	$—	$1,070,582	$—	$—	$8,187	$—

Acquired loans:
Real estate loans:
Commercial real estate	$5,220	$50,511	$212,041	$774	$259	$2,461
Owner-occupied commercial real estate	2,185	18,629	—	340	64	—
1-4 single family residential	267	79,932	40,061	—	308	27
Construction, land and development	—	6,338	27,973	—	36	288
Home equity loans and lines of credit	907	46,455	—	—	279	—

Total real estate loans	$8,579	$201,865	$280,075	$1,114	$946	$2,776

Other loans
Commercial and industrial	$877	$7,601	$33,413	$—	$57	$387
Consumer	—	432	2,287	—	4	402

Total other loans	$877	$8,033	$35,700	$—	$61	$789

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$998,141	$—	$—	$5,468	$—
Owner-occupied commercial real estate	—	524,728	—	—	1,780	—
1-4 single family residential	—	1,541,255	—	—	6,067	—
Construction, land and development	—	537,494	—	—	3,040	—
Home equity loans and lines of credit	—	30,945	—	—	192	—

Total real estate loans	$—	$3,632,563	$—	$—	$16,547	$—

Other loans
Commercial and industrial	$—	$972,803	$—	$—	$7,152	$—
Consumer	—	5,397	—	—	46	—

Total other loans	$—	$978,200	$—	$—	$7,198	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$5,282	$50,703	$247,628	$829	$255	$1,898
Owner-occupied commercial real estate	2,244	18,857	—	399	64	—
1-4 single family residential	263	83,848	40,922	—	332	26
Construction, land and development	—	6,338	28,017	—	36	328
Home equity loans and lines of credit	916	48,491	—	—	291	—

Total real estate loans	$8,705	$208,237	$316,567	$1,228	$978	$2,252

Other loans
Commercial and industrial	$877	$8,435	$36,783	$—	$60	$453
Consumer	—	430	2,390	—	4	406

Total other loans	$877	$8,865	$39,173	$—	$64	$859

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,500	$4,923	$774	$720	$747
Owner-occupied commercial real estate	2,185	2,289	340	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	907	1,048

Total real estate loans	$6,685	$7,212	$1,114	$1,894	$2,062

Other loans
Commercial and industrial	$—	$—	$—	$877	$1,825
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$877	$1,825

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—

Total real estate loans	$—	$—	$—	$—	$—

Other loans
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,555	$4,924	$829	$727	$750
Owner-occupied commercial real estate	2,244	2,310	399	—	—
1-4 single family residential	—	—	—	263	264
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	916	1,048

Total real estate loans	$6,799	$7,234	$1,228	$1,906	$2,062

Other loans
Commercial and industrial	$—	$—	$—	$877	$1,825
Consumer	—	—	—	—	—

Total other loans	$—	$—	$—	$877	$1,825

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$723	$—	$4,321	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	266	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	912	—	975	—

Total real estate loans	$1,901	$—	$5,296	$—

Other loans:
Commercial and industrial	$877	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$877	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,524	$—	$340	$—
Owner-occupied commercial real estate	2,215	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	—	—	—	—

Total real estate loans	$6,739	$—	$340	$—

Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—

Total other loans	$—	$—	$—	$—

NOTE 5. DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $1.2 million and $1.7 million of customer swap fees in noninterest income in the accompanying consolidated statement of income for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense on the statements of income for the three months ended March 31, 2016 or 2015.

No derivative positions held by the Company as of March 31, 2016 were designated as hedging instruments under ASC 815-10.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

March 31, 2016	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$740,085	$38,344	$8,298	$—
Interest rate contracts - pay fixed, receive floating	—	—	731,787	38,344

Total derivatives	$740,085	$38,344	$740,085	$38,344

December 31, 2015	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$690,175	$21,553	$8,298	$2
Interest rate contracts - pay fixed, receive floating	—	—	698,474	21,551

Total derivatives	$690,175	$21,553	$706,772	$21,553

The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

March 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$38,344	$—	$38,344

Total	$38,344	$—	$38,344

December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$21,553	$(2)	$21,551

Total	$21,553	$(2)	$21,551

At March 31, 2016, the Company has pledged investment securities available for sale with a carrying amount of $37.2 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.

As of March 31, 2016 and December 31, 2015, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 12 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 6. DEPOSITS

The following table sets forth the Company’s deposits by category:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Noninterest-bearing demand deposits	$737,875	$637,047
Interest-bearing demand deposits	647,824	608,454
Interest-bearing NOW accounts	441,476	347,832
Savings and money market accounts	2,187,596	1,979,132
Time deposits	1,887,608	1,858,173

Total deposits	$5,902,379	$5,430,638

Time deposits $100,000 and greater	$1,353,034	$1,323,520
Time deposits greater than $250,000	605,922	587,590

The aggregate amount of overdraft demand deposits reclassified to loans was $381 thousand at March 31, 2016. The aggregate amount of maturities for time deposits for each of the five years as of March 31, 2016 totaled $914.4 million, $701.1 million, $252.7 million, $7.1 million and $12.4 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $489.4 million and $425.1 million at March 31, 2016 and December 31, 2015, respectively. The Company holds brokered certificates of deposit of $3.3 million at March 31, 2016 and December 31, 2015.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended March 31,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(15,371)	$5,928	$(9,443)	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	2,670	(1,029)	1,641	17,168	(6,622)	10,546
Amounts reclassified to (gain) loss on investment securities	(713)	275	(438)	(1,096)	423	(673)

Balance at end of period	$(13,414)	$5,174	$(8,240)	$17,178	$(6,626)	$10,552

NOTE 8. BASIC AND DILUTED EARNINGS PER SHARE

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share data)

Net income (loss) available to common stockholders	$22,452	$(16,874)

Weighted average number of common shares - basic	40,698,866	41,421,854

Effect of dilutive securities:
Employee stock-based compensation awards and warrants	2,141,291	—

Weighted average number of common shares - diluted	42,840,157	41,421,854

Basic earnings (loss) per share	$0.55	$(0.41)

Diluted earnings (loss) per share	$0.52	$(0.41)

Anti-dilutive warrants, stock options and RSUs	148,540	9,682,030

NOTE 9. INCOME TAXES

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended March 31, 2016 and 2015 were 36.1% and 54.6%, respectively. The decrease in the effective tax rate for the first quarter of 2016 was primarily due to the prior year loss associated with the early termination of the FDIC loss share agreements and a deferred tax asset benefit associated with the revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank resulting in a prior year tax benefit of $20.3 million as compared to a tax expense of $12.7 million for the three months ended March 31, 2016.

NOTE 10. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

2009 Stock Option Plan

Option grant activities for the periods indicated are summarized as follows:

	2009 Option Plan
	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at January 1, 2016	3,707,898	$20.67
Granted	—	—
Exercised	(34,632)	19.97
Forfeited	(14,995)	21.82
Expired	(417)	22.97

Outstanding at March 31, 2016	3,657,854	20.67

Exercisable at March 31, 2016	3,204,459	20.54

Vested at March 31, 2016	3,204,459	20.54

Vested and expected to vest at March 31, 2016	3,657,854	20.67

The total unrecognized compensation cost of $2.0 million related to the 2009 Stock Option Plan for share awards outstanding at March 31, 2016 will be recognized over a weighted average remaining period of 1.52 years.

2013 Stock Incentive Plan

Option grant activities for the periods indicated are summarized as follows:

	2013 Plan Options
	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at January 1, 2016	2,367,187	$20.37
Granted	80,000	29.98
Exercised	(44,514)	21.82
Forfeited	(22,501)	22.52
Expired	—	—

Outstanding at March 31, 2016	2,380,172	20.64

Exercisable at March 31, 2016	1,522,149	20.22

Vested at March 31, 2016	2,022,149	20.10

Vested and expected to vest at March 31, 2016	2,380,172	20.64

The total unrecognized compensation cost of $1.6 million related to the 2013 Stock Incentive Plan for share awards outstanding at March 31, 2016 will be recognized over a weighted average remaining period of 1.19 years.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of March 31, 2016 and December 31, 2015, the Company’s reserve for unfunded commitments totaled $1.4 million and $1.5 million, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commitments to fund loans	$660,325	$578,730
Unused lines of credit	354,532	358,601
Commercial and standby letters of credit	15,085	14,410

Total	$1,029,942	$951,741

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

NOTE 12. FAIR VALUE MEASUREMENTS

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

Investment Securities—Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2 if the valuation incorporates primarily observable inputs. Level 2 securities include U.S. Government agencies and sponsored enterprises obligations and agency mortgage-backed securities; state and municipal obligations; asset-backed securities; and corporate debt and other securities. Pricing of these securities is generally spread driven.

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

Interest Rate Derivatives—Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap. The Company values its interest rate swap positions using market prices provided by a third party which uses primarily observable market inputs. Interest rate derivatives are further described in Note 5 “Derivatives.”

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

For the three months ended March 31, 2016 or 2015, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of March 31, 2016, there were no interest rate derivatives classified as Level 3.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$19,168	$—	$19,168
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	392,871	—	392,871
State and municipal obligations	—	2,445	—	2,445
Asset-backed securities	—	484,102	—	484,102
Corporate bonds and other debt securities	—	480,816	—	480,816
Preferred stocks and other equity securities	2,092	143,651	—	145,743
Derivative assets - Interest rate contracts	—	38,344	—	38,344

Total	$2,092	$1,561,397	$—	$1,563,489

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$38,344	$—	$38,344

Total	$—	$38,344	$—	$38,344

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$20,888	$—	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	393,115	—	393,115
State and municipal obligations	—	2,215	—	2,215
Asset-backed securities	—	493,934	—	493,934
Corporate bonds and other debt securities	—	444,895	—	444,895
Preferred stocks and other equity securities	2,052	167,523	—	169,575
Derivative assets - Interest rate contracts	—	21,553	—	21,553

Total	$2,052	$1,544,123	$—	$1,546,175

Liabilities:
Derivative liabilities - Interest rate contracts	$—	$21,553	$—	$21,553

Total	$—	$21,553	$—	$21,553

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2016 or 2015.

The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2016 and 2015, there was not a change in the methods or significant assumptions used to estimate fair value.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Non-recurring:
Loans	$5,673,393	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%
Other real estate owned	43,522	Third party appraisals	Collateral discounts and estimated cost to sell	10%

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Assets that are still held (classified in Level 3):
Impaired loans	$9,456	$9,582
Foreclosed real estate	43,522	39,340

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$—	$—
Foreclosed real estate	90	104

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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

March 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$126,073	$126,073	$126,073	$—	$—
Available for sale securities	1,525,145	1,525,145	2,092	1,523,053	—
FHLB and other bank stock	59,321	59,321	—	59,321	—
Loans, net	5,611,672	5,673,393	—	—	5,673,393
Loans held for sale	900	900	—	900	—
Bank-owned life insurance	169,531	169,531	—	169,531	—
Derivative assets - Interest rate contracts	38,344	38,344	—	38,344	—

Financial Liabilities:
Deposits	$5,902,379	$5,907,850	$—	$5,907,850	$—
Advances from the FHLB and other borrowings	950,462	950,775	—	950,775	—
Derivative liabilities - Interest rate contracts	38,344	38,344	—	38,344	—

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$102,460	$102,460	$102,460	$—	$—
Available for sale securities	1,524,622	1,524,622	2,052	1,522,570	—
FHLB and other bank stock	59,477	59,477	—	59,477	—
Loans, net	5,164,061	5,207,971	—	—	5,207,971
Loans held for sale	2,514	2,514	—	2,514	—
Bank-owned life insurance	168,246	168,246	—	168,246	—
Derivative assets - Interest rate contracts	21,553	21,553	—	21,553	—

Financial Liabilities:
Deposits	$5,430,638	$5,430,501	$—	$5,430,501	$—
Advances from the FHLB and other borrowings	983,183	981,997	—	981,997	—
Derivative liabilities - Interest rate contracts	21,553	21,553	—	21,553	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2016 and December 31, 2015, include cash and cash equivalents and due from FDIC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three month period ended March 31, 2016 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015 with the SEC.

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

Cautionary Note Regarding Forward-Looking Information

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based on our historical performance, the historical performance of the Old Banks or on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with any other cautionary statements that are included elsewhere in this report. We do not undertake any obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including but not limited to, those factors described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Corporate Profile

FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with one wholly-owned national bank subsidiary, Florida Community Bank, National Association. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 47 branches in south and central Florida. The Bank targets retail and commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.

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

Performance Highlights

Operating and financial highlights for the three months ended March 31, 2016 include the following:

•	Net interest income of $64.4 million, an increase of 31.8% year-over-year

•	Total loan portfolio grew sequentially at an annualized rate of 35%

•	Demand deposits grew by $140 million, or 45% annualized during the quarter

•	ROA and Core ROA were 1.19% and 1.21%, respectively.

•	Tangible book value per share was $19.77

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.

Analysis of Results of Operations

The Company reported net income available to common stockholders of $22.5 million, which generated diluted EPS of $0.52 in the first quarter of 2016. The Company reported a net loss to common stockholders of $16.9 million for the first quarter of 2015, which generated diluted EPS of $(0.41). The increase in earnings was primarily driven by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of the FDIC loss share agreements that occurred in the first quarter of 2015. The Company’s results of operations for the first quarter of 2016 produced an annualized return on average assets of 1.19% and an annualized return on average common stockholders’ equity of 10.28% compared to prior year ratios of (1.13%) and (7.97%), respectively.

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

	Three Months Ended March 31,
	2016			2015
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$86,711	$66	0.31%	$78,344	$33	0.17%
New loans	4,856,809	42,712	3.48%	3,179,879	26,585	3.34%
Acquired loans (4)(5)	556,923	18,576	13.34%	796,571	16,721	8.40%
Investment securities	1,576,617	14,374	3.61%	1,483,886	12,110	3.26%

Total interest-earning assets	7,077,060	75,728	4.24%	5,538,680	55,449	4.00%

Non-earning assets:
FDIC loss share indemnification asset (6)	—			44,045
Noninterest-earning assets	477,018			456,245

Total assets	$7,554,078			$6,038,970

Interest-bearing liabilities:
Interest-bearing demand deposits	$635,500	$784	0.49%	$141,879	$132	0.38%
Interest-bearing NOW accounts	391,158	372	0.38%	392,318	336	0.35%
Savings and money market accounts	2,041,197	2,843	0.56%	1,843,078	2,454	0.54%
Time deposits (7)	1,901,109	5,294	1.12%	1,146,475	2,663	0.94%
FHLB advances and other borrowings (7)	1,007,239	1,993	0.78%	1,032,908	980	0.38%

Total interest-bearing liabilities	5,976,203	11,286	0.75%	4,556,658	6,565	0.58%

Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	646,442			569,304
Other liabilities	55,374			53,997
Stockholders’ equity	876,059			859,011

Total liabilities and stockholders’ equity	$7,554,078			$6,038,970

Net interest income		$64,442			$48,884

Net interest rate spread			3.49%			3.42%

Net interest margin			3.65%			3.58%

(1)	Average balances presented are derived from daily average balances.
(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.
(3)	Average rates are presented on an annualized basis.
(4)	Includes loans on nonaccrual status.
(5)	Net of allowance for loan losses.
(6)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.
(7)	Interest expense includes the impact from premium amortization.

First Quarter 2016 compared to First Quarter 2015

Net interest income was $64.4 million for the first quarter of 2016, an increase of $15.6 million compared to $48.9 million for the same period in 2015. The increase in net interest income reflects a $20.3 million increase in interest income partially offset by a $4.7 million increase in interest expense. For the three months ended March 31, 2016, average earning assets increased by $1.54 billion, or 27.8%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.42 billion, or 31.2%, compared to the three months ended March 31, 2015. The increase in interest income for the first quarter of 2016 was due to a $16.1 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.68 billion and the average interest rate on New loans increased 14 basis points. Interest income on acquired loans increased $1.9 million for the three months ended March 31, 2016 compared to the first quarter of 2015, primarily from the continued resolution of acquired assets.

Interest expense on deposits increased $3.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $1.45 billion, or 41.0%, increase in the average balance of interest-bearing deposits combined with an 11 basis point increase in the cost of deposits. Interest expense on time deposits increased $2.6 million due to a $754.6 million increase in the average balance combined with an increase in rate of 18 basis points. The average rate paid on time deposits was 1.12% and 0.94% for the three months ended March 31, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $2.0 million for the three months ended March 31, 2016 as compared to $1.0 million for the three months ended March 31, 2015. The increase was primarily due to a 40 basis point increase in average rate paid on borrowings, partially offset by a decrease in the average balance of FHLB advances and other borrowings of $25.7 million.

The net interest margin for the three months ended March 31, 2016 was 3.65%, an increase of 7 basis points compared to 3.58% for the three months ended March 31, 2015. The average yield on interest-earning assets increased by 24 basis points for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, offsetting the increase in the average rate paid on interest-bearing liabilities of 17 basis points. The increase in the average yield on interest-earning assets was primarily due to the increase in yield on New loans in addition to the increase in yield on acquired loans resulting from better than expected performance on the resolution of acquired loans.

Provision for Loan Losses

First Quarter 2016 compared to First Quarter 2015

The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $1.4 million for the three months ended March 31, 2016, consistent with the $1.3 million provision recorded for the three months ended March 31, 2015. Provision for loan loss expense for the three months ended March 31, 2016 included a $2.5 million provision related to New loans and a $1.1 million release of provision for the acquired loan portfolio.

Net recoveries were $1.4 million for the first quarter of 2016 as compared to $284 thousand for the same period of 2015. The increase in net recoveries was due to better than expected performance on the resolution of acquired loans. Net recoveries were 0.11% of average loans on an annualized basis for the first quarter of 2016 compared to 0.03% of average loans for the same period of 2015. There were no new loan portfolio charge-offs in the first quarter of 2016.

Noninterest Income

The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$806	$757
Loan and other fees	2,014	2,497
Bank-owned life insurance income	1,285	1,097
FDIC loss share indemnification loss	—	(65,529)
Income from resolution of acquired assets	680	3,372
Gain (loss) on sales of other real estate owned	(110)	1,565
Gain (loss) on investment securities	(54)	1,007
Other noninterest income	813	1,145

Total noninterest income	$5,434	$(54,089)

First Quarter 2016 compared to First Quarter 2015

The Company reported noninterest income of $5.4 million for the three months ended March 31, 2016, an increase of $59.5 million compared to the three months ended March 31, 2015. The increase was primarily due to the early termination of the FDIC loss share agreements in the prior year, partially offset by a decrease in resolution of acquired assets, a decrease in gain on sale of OREO and a decrease in gain on investment securities.

During the three months ended March 31, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss resulting from the termination of the FDIC loss share agreement.

Recoveries recognized for the three months ended March 31, 2016 totaled $680 thousand and were recognized through earnings as received, compared to $3.4 million for the three months ended March 31, 2015.

The Company recognized a net loss on sales of OREO of $110 thousand for the three months ended March 31, 2016 as compared to a net gain of $1.6 million for the same period of 2015. The decrease is primarily attributable to a decrease in sales of OREO from $12.1 million during the three months ended March 31, 2015 compared to $3.1 million for the three months ended March 31, 2016.

Net loss on investment securities totaled $54 thousand for the three months ended March 31, 2016, a decrease of $1.1 million from the same period of 2015.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,645	$16,575
Occupancy and equipment expenses	3,572	3,277
Loan and other real estate related expenses	1,820	2,076
Professional services	1,337	1,406
Data processing and network	2,863	2,718
Regulatory assessments and insurance	2,117	2,119
Amortization of intangibles	379	424
Other operating expenses	2,567	2,055

Total noninterest expense	$33,300	$30,650

First Quarter 2016 compared to First Quarter 2015

The Company reported noninterest expense of $33.3 million for the three months ended March 31, 2016, an increase of $2.7 million, or 8.6%, compared to the three months ended March 31, 2015. The increase for the period was primarily due to increased salaries and employee benefits of $2.1 million and other operating expenses of $512 thousand.

Salaries and employee benefits expenses increased by $2.1 million, or 12.5%, for the first quarter of 2016 compared to the prior year due to increased accruals for incentive compensation and an increase in full-time equivalent employees.

Other operating expenses increased $512 thousand for the three months ended March 31, 2016, primarily due to increased marketing and promotion expense.

Provision for Income Taxes

First Quarter 2016 compared to First Quarter 2015

The income tax expense for the three months ended March 31, 2016 totaled $12.7 million, an increase of $33.0 million compared to an income tax benefit of $20.3 million for the three months ended March 31, 2015. The increase in income tax expense was primarily due to an increase in income before income taxes of $72.3 compared to the prior year. The effective income tax rate for the three months ended March 31, 2016 was 36.1%, compared to the effective tax benefit rate of 54.6% for the three months ended March 31, 2015. This change primarily reflects the impact of the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements in the prior year.

Analysis of Financial Condition

Total assets were $7.84 billion at March 31, 2016, an increase of $504.6 million, or 6.9%, from December 31, 2015. The increase in total assets includes an increase of $447.6 million in net loans, of which New loans increased $497.8 million over the period. Acquired loans decreased by $47.3 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, note sales or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $1.58 billion at March 31, 2016, an increase of $367 thousand from December 31, 2015. The remaining increase in total assets was mainly due to increases in OREO of $4.2 million and other assets of $30.6 million. The increase in other assets consisted primarily of increases in unrealized gains on interest rate swaps of $16.8 million and an increase in amounts due from sub-servicers of $9.6 million.

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

Total investment securities totaled $1.58 billion as of March 31, 2016 and December 31, 2015.

No securities were determined to be other-than-temporary impaired (“OTTI”) as of March 31, 2016 or December 31, 2015. All securities at March 31, 2016 and December 31, 2015 were investment grade based on ratings from recognized rating agencies.

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of March 31, 2016 and December 31, 2015, the Bank held approximately $59.3 million and $59.5 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2016 and December 31, 2015, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of March 31, 2016
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$19,074	2.51%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	25,775	2.02%	242,781	2.26%	117,027	2.43%
State and municipal obligations	—	—	—	—	198	2.09%	2,041	5.35%
Asset-backed securities	—	—	40,680	3.72%	365,900	3.20%	92,696	2.77%
Corporate bonds and other debt securities	5,000	2.79%	130,536	3.65%	72,529	4.07%	273,470	4.83%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	150,852	5.41%

Total available for sale	$5,000	2.79%	$196,991	3.45%	$700,482	2.95%	$636,086	4.23%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.

As of March 31, 2016, the effective duration of the Company’s investment portfolio is estimated to be approximately 3.02 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.

The average balance of the securities portfolio for the quarter ended March 31, 2016 totaled $1.58 billion with an annualized pre-tax yield of 3.61%.

Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of March 31, 2016 or December 31, 2015.

Loans

Loan concentration

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,067,594	18.9%	$998,141	19.2%
Owner-occupied commercial real estate	558,659	9.9%	524,728	10.1%
1-4 single family residential	1,833,190	32.5%	1,541,255	29.7%
Construction, land and development	543,540	9.6%	537,494	10.4%
Home equity loans and lines of credit	34,973	0.6%	30,945	0.6%

Total real estate loans	$4,037,956	71.5%	$3,632,563	70.0%

Commercial and industrial	1,064,873	18.9%	972,803	18.7%
Consumer	5,709	0.1%	5,397	0.1%

Total new loans	$5,108,538	90.5%	$4,610,763	88.8%

Acquired ASC 310-30 loans:
Commercial real estate	212,041	3.8%	$247,628	4.8%
1-4 single family residential	40,061	0.7%	40,922	0.8%
Construction, land and development	27,973	0.5%	28,017	0.5%

Total real estate loans	$280,075	5.0%	$316,567	6.1%

Commercial and industrial	33,413	0.6%	36,783	0.7%
Consumer	2,287	0.0%	2,390	0.0%

Total acquired ASC 310-30 loans	$315,775	5.6%	$355,740	6.8%

Acquired non-ASC 310-30 loans:
Commercial real estate	55,731	1.0%	$55,985	1.1%
Owner-occupied commercial real estate	20,814	0.4%	21,101	0.4%
1-4 single family residential	80,199	1.4%	84,111	1.6%
Construction, land and development	6,338	0.1%	6,338	0.1%
Home equity loans and lines of credit	47,362	0.8%	49,407	1.0%

Total real estate loans	$210,444	3.7%	$216,942	4.2%

Commercial and industrial	8,478	0.2%	9,312	0.2%
Consumer	432	0.0%	430	0.0%

Total acquired non-ASC 310-30 loans	219,354	3.9%	226,684	4.4%

Total loans	$5,643,667	100.0%	$5,193,187	100.0%

Total loans were $5.64 billion at March 31, 2016, an increase of 8.7% compared to $5.19 billion at December 31, 2015.

Our New loan portfolio increased by 10.8% to $5.11 billion as of March 31, 2016, as compared to $4.61 billion at December 31, 2015. The increase during the three months ended March 31, 2016 was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans.

Acquired loans were $535.1 million at March 31, 2016, a decrease of $47.3 million to $582.4 million at December 31, 2015. The decrease during the three months ended March 31, 2016 was primarily due to the run-off of the acquired loan portfolio through note sales, receipt of payments, loan payoffs or resolution through foreclosure and transfers to other real estate owned. During the three months ended March 31, 2016, the Company sold approximately $24.3 million of acquired loans accounted for under ASC 310-30. These sales resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $6.0 million which was recognized as interest income.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccruals loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	815	1,454
Construction, land and development	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial	—	—
Consumer	—	—

Total nonaccrual loans	815	1,454
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	815	1,454

Other real estate owned (OREO)	—	—
Other foreclosed property	—	—

Total new nonperforming assets	$815	$1,454

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$5,593	$5,282
Owner-occupied commercial real estate	2,280	2,247
1-4 single family residential	3,397	3,016
Construction, land and development	—	—
Home equity loans and lines of credit	2,501	2,295
Commercial and industrial	3,681	3,721
Consumer	310	357

Total nonaccrual loans	17,762	16,918
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	17,762	16,918

Other real estate owned (OREO)	43,522	39,340
Other foreclosed property	20	—

Total acquired nonperforming assets	$61,304	$56,258

Total nonperforming assets	$62,119	$57,712

Nonaccrual loans totaled $18.6 million at March 31, 2016, an increase of 1.1% from $18.4 million at December 31, 2015.

Nonperforming assets totaled $62.1 million at March 31, 2016, an increase of $4.4 million, or 7.6%, from December 31, 2015.

The increase in nonperforming assets is primarily due to the increase in OREO of $4.2 million.

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

The following table sets forth our asset quality ratios for the periods presented:

	March 31, 2016	December 31, 2015
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.02%	0.03%
New loan ALL to total gross new loans	0.52%	0.52%

Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	3.32%	2.90%
Acquired loan ALL to total gross acquired loans	1.06%	0.92%

Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.33%	0.35%
Nonperforming assets to total assets	0.79%	0.79%
ALL to nonperforming assets	51.51%	50.47%
ALL to total gross loans	0.57%	0.56%

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

	March 31, 2016		December 31, 2015
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$5,960	18.9%	$5,468	19.2%
Owner-occupied commercial real estate	1,877	9.9%	1,780	10.1%
1-4 single family residential	6,974	32.5%	6,067	29.7%
Construction, land and development	3,091	9.6%	3,040	10.4%
Home equity loans and lines of credit	220	0.6%	192	0.6%

Total real estate loans	18,122	71.5%	16,547	70.0%

Other loans:
Commercial and industrial	8,136	18.9%	7,152	18.7%
Consumer	51	0.1%	46	0.1%

Total other loans	8,187	19.0%	7,198	18.8%

Total new loans	$26,309	90.5%	$23,745	88.8%

Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$2,461	3.8%	$1,898	4.8%
1-4 single family residential	27	0.7%	26	0.8%
Construction, land and development	288	0.5%	328	0.5%

Total real estate loans	2,776	5.0%	2,252	6.1%

Other loans:
Commercial and industrial	387	0.6%	453	0.7%
Consumer	402	0.0%	406	0.0%

Total other loans	789	0.6%	859	0.7%

Total Acquired ASC 310-30 loans	$3,565	5.6%	$3,111	6.8%

Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,033	1.0%	$1,084	1.1%
Owner-occupied commercial real estate	404	0.4%	463	0.4%
1-4 single family residential	308	1.4%	332	1.6%
Construction, land and development	36	0.1%	36	0.1%
Home equity loans and lines of credit	279	0.8%	291	1.0%

Total real estate loans	2,060	3.7%	2,206	4.2%

Other loans:
Commercial and industrial	57	0.2%	60	0.2%
Consumer	4	0.0%	4	0.0%

Total other loans	61	0.2%	64	0.2%

Total Acquired Non-ASC 310-30 loans	$2,121	3.9%	$2,270	4.4%

Total loans	$31,995	100.0%	$29,126	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

Provision (credit) for ASC 310-30 loans	(198)	—	1	(10)	—	(2)	(4)	(213)
Provision (credit) for non-ASC 310-30 loans	(855)	(58)	(24)	—	23	(3)	6	(911)
Provision (credit) for New loans	492	97	907	51	28	984	5	2,564

Total provision	(561)	39	884	41	51	979	7	1,440

Charge-offs for ASC 310-30 loans	—	—	—	(30)	—	(75)	—	(105)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	—	(1)	—	(30)	(35)	(75)	(6)	(147)

Recoveries for ASC 310-30 loans	761	—	—	—	—	11	—	772
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—

Total recoveries	1,565	—	—	—	—	11	—	1,576

Ending ALL balance
ASC 310-30 loans	2,461	—	27	288	—	387	402	3,565
Non-ASC 310-30 loans	1,033	404	308	36	279	57	4	2,121
New loans	5,960	1,877	6,974	3,091	220	8,136	51	26,309

Balance at March 31, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

Provision (credit) for ASC 310-30 loans	(81)	—	64	(20)	—	(24)	42	(19)
Provision (credit) for non-ASC 310-30 loans	32	3	56	(7)	4	3	1	92
Provision (credit) for New loans	853	229	383	(181)	39	(43)	(4)	1,276

Total provision	804	232	503	(208)	43	(64)	39	1,349

Charge-offs for ASC 310-30 loans	(96)	—	(86)	(56)	—	(30)	(60)	(328)
Charge-offs for non-ASC 310-30 loans	—	—	(65)	—	—	—	—	(65)
Charge-offs for New loans	—	—	—	—	—	—	—	—

Total charge-offs	(96)	—	(151)	(56)	—	(30)	(60)	(393)

Recoveries for ASC 310-30 loans	382	—	121	120	—	49	—	672
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5

Total recoveries	382	—	121	120	—	54	—	677

Ending ALL balance
ASC 310-30 loans	3,460	—	424	702	—	953	272	5,811
Non-ASC 310-30 loans	527	61	405	68	289	52	7	1,409
New loans	5,309	1,191	4,384	1,542	109	4,700	58	17,293

Balance at March 31, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513

As of March 31, 2016, our New loans have exhibited limited delinquency and credit loss history prohibiting the Company from establishing an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis. Historical loss factors are adjusted for qualitative factors including trends in delinquencies and nonaccruals, production trends, average risk ratings and loan-to-value ratios, current industry conditions, general economic conditions, credit concentrations by portfolio and asset categories and portfolio quality. Other adjustments for qualitative factors may be made to the ALL after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. The Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates.

The ALL increased $2.9 million to $32.0 million at March 31, 2016 from $29.1 million at December 31, 2015, primarily due to the increase in New loans of $497.8 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 51.51% and 0.57% as of March 31, 2016, compared to 50.47% and 0.56% at December 31, 2015. The increase in the ALL as a percentage of total loans was the result of the decrease in the acquired loan portfolio. The allowance coverage ratio on New loans remained flat over the same period.

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

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$63,168
Termination of FDIC loss sharing agreements	—	(63,168)
Reimbursable expenses	—	—
Amortization	—	—
Income resulting from impairment and charge-off of covered assets, net	—	—
Expense resulting from recoupment and disposition of covered assets, net	—	—
FDIC claims submissions	—	—

Balance at end of period	$—	$—

The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$13,846
Termination of FDIC loss sharing agreements	—	(13,846)
Amortization impact	—	—
Remeasurement impact	—	—

Balance at end of period	$—	$—

Other Real Estate Owned

The following table shows the composition of other real estate owned as of the periods presented:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial real estate	$9,987	$4,980
1-4 single family residential	2,990	4,875
Construction, land and development	30,545	29,485

Total	$43,522	$39,340

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$39,340	$74,527
Additions from acquisition	—	—
Transfers from loan portfolio	7,345	12,667
Impairments	(90)	(104)
Sales	(3,073)	(12,073)

Balance at end of period	$43,522	$75,017

Total OREO held by the Company was $43.5 million as of March 31, 2016, an increase of $4.2 million from December 31, 2015. The increase in other real estate owned was due to $7.3 million of additions to OREO through loan foreclosures partially offset by OREO sales of $3.1 million.

Bank-owned Life Insurance

BOLI policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-10, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due hat are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$168,246	$139,829
Additions from premium payments	—	—
Net gain in cash surrender value	1,285	1,097
Mortality proceeds receivable	—	(1,193)

Balance at end of period	$169,531	$139,733

As of March 31, 2016 and December 31, 2015, the BOLI cash surrender value was $169.5 million and $168.2 million respectively. The company recognized $1.3 million and $1.1 million of BOLI income for the three months ended March 31, 2016 and 2015 resulting in a pre-tax yield of 3.05% and 3.18%, respectively. The total death benefit of the BOLI policies at March 31, 2016 and December 31, 2015 totaled $521.2 million and $521.8 million, respectively.

Deposits

We expect that deposits will be our primary funding source in the future. We expect commercial core deposits will drive core deposit growth.

The following table shows the deposit mix as of the periods presented

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Noninterest-bearing demand deposits	$737,875	12.5%	$637,047	11.7%
Interest-bearing demand deposits	647,824	10.9%	608,454	11.2%
Interest-bearing NOW accounts	441,476	7.5%	347,832	6.4%
Savings and money market accounts	2,187,596	37.1%	1,979,132	36.5%
Time deposits	1,887,608	32.0%	1,858,173	34.2%

Total deposits	$5,902,379	100.0%	$5,430,638	100.0%

Deposits at March 31, 2016 totaled $5.90 billion, an increase of $471.7 million, or 8.7%, from December 31, 2015. The increase in deposits consisted of a $442.3 million increase in core deposits and a $29.4 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represents 68.0% of total deposits at March 31, 2016, an increase from 65.8% at December 31, 2015.

The increase in core deposits was primarily due to growth in demand deposits and savings and money market accounts due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended March 31, 2016 was 0.66%. This represents an increase of 11 basis points as compared to the average rate paid on deposits of 0.55% for the three months ended March 31, 2015. The average rate paid on time deposits for the three months ended March 31, 2016 was 1.12%. This represents an increase of 18 basis points compared to the average rate paid on time deposits of 0.94% for the three months ended March 31, 2015.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

March 31, 2016
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	101,846
After three months through six months	206,785
After six months through twelve months	319,429
After twelve months	724,974

Total	$1,353,034

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
FHLB advances	$774,850	$806,500
Securities sold under repurchase agreements	144,877	159,754
Retail repurchase agreements	27,907	13,448

Total contractual outstanding	947,634	979,702

Fair value adjustment	2,828	3,481

Total borrowings	$950,462	$983,183

At March 31, 2016, total borrowings were $950.5 million, a decrease of $32.7 million, or 3.3%, from $983.2 million at December 31, 2015. The decrease in total borrowings was primarily driven by the $31.7 million decrease in FHLB advances and a decrease in securities sold under repurchase agreements of $14.9 million partially offset by an increase in retail repurchase agreement of $14.5 million.

Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$723,250	$690,120
Balance outstanding at end of period	574,850	612,120
Average outstanding during the period	682,076	655,676
Average interest rate during the period	0.60%	0.24%
Average interest rate at the end of the period	0.65%	0.23%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$876,109	$851,653
Net income (loss)	22,452	(16,874)
Stock-based compensation, RSU and warrant expense	1,038	1,079
Excess tax benefit of stock-based compensation	—	432
Treasury stock purchases	(13,582)	—
Exercise of stock options ans warrants	2,093	670
Other	(14)	1
Other comprehensive income (loss)	1,203	9,873

Balance at end of period	$889,299	$846,834

For the three months ended March 31, 2016 the Company reported net income of $22.5 million, an increase of $39.3 million, compared to a net loss of $16.9 million for the three months ended March 31, 2015. The Company’s results of operations for the period ended March 31, 2016 produced an annualized return on average assets of 1.19% and an annualized return on average common stockholders’ equity of 10.28% compared to prior year ratios of (1.13)% and (7.97)%, respectively.

Stockholders’ equity totaled $889.3 million as of March 31, 2016, an increase of $13.2 million from $876.1 million as of December 31, 2015, primarily driven by net income of $22.5 million which were partially offset by treasury stock repurchases of $13.6 million.

Treasury Stock

During the three months ended March 31, 2016, the Company repurchased 421,564 shares of Class A common stock at a weighted average price of $32.20 per share for an aggregate amount of $13.6 million. The Company accounted for the transactions under the cost method and holds 2,591,070 common shares with a cost of $67.2 million in Treasury Stock as of March 31, 2016. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

Warrants

The following table presents the activity during the three months ended March 31, 2016 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at January 1, 2016	3,024,123	$26.42
Granted	—	—
Exercised	(295,418)	26.09
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2016	2,728,705	26.46

Exercisable at March 31, 2016	1,625,227	25.22

Vested at March 31, 2016	2,728,705	26.46

Vested and expected to vest at March 31, 2016	2,728,705	26.46

Capital Resources

Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. Information presented for March 31, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital. Beginning January 1, 2016, the Company and Bank were required to comply with the capital conservation buffer requirement, which is 0.625% for 2016 and increases by 0.625% for each year through 2019. The capital planning process and position is monitored by the Enterprise Risk Committee.

The Company and Bank’s regulatory capital ratios, including the impact of the capital conservation buffer to the minimum capital requirements effective January 1, 2016, are as follows:

	Minimum Capital Requirement	Minimun to be Well Capitalized	March 31, 2016	December 31, 2015
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	9.6%	10.3%
Common equity tier 1 capital ratio	5.125%	6.5%	11.1%	12.1%
Tier 1 risk-based capital ratio	6.625%	8.0%	11.1%	12.1%
Total risk-based capital ratio	8.625%	10.0%	11.1%	12.1%

Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	9.5%	9.9%
Common equity tier 1 capital ratio	5.125%	6.5%	11.1%	11.6%
Tier 1 risk-based capital ratio	6.625%	8.0%	11.1%	11.6%
Total risk-based capital ratio	8.625%	10.0%	11.1%	11.6%

At March 31, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject. At March 31, 2016, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2016 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of March 31, 2016 and December 31, 2015, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.

As of March 31, 2016, the Company had a Tier 1 leverage ratio of 9.6%, which provided $337.7 million of excess capital relative to the minimum requirements to be considered well capitalized. As of March 31, 2016, the Bank had a Tier 1 leverage ratio of 9.5%, which provided $330.7 million of excess capital relative to the minimum requirements to be considered well capitalized.

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

The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At March 31, 2016, the Company had additional capacity to borrow from the FHLB of $866.9 million. Also, at March 31, 2016, the Company has unused credit lines with financial institutions of $97.5 million.

We believe the Bank’s cash and liquidity resources generated by operations and deposit growth will be sufficient to satisfy the Bank’s future funding requirements. The Bank’s ongoing liquidity position is monitored by the Asset Liability Committee (“ALCO”) and the Enterprise Risk Committee.

As a holding company, we are a corporation separate and apart from our subsidiary, the Bank, and therefore we provide for our own liquidity. Our main sources of funding include equity capital raised in our offerings of equity securities and dividends paid by the Bank, when applicable, and access to capital markets. We believe these sources will be sufficient to fund our capital needs for the foreseeable future. There are regulatory limitations that affect the ability of the Bank to pay dividends to us. See “Dividend Policy” and “Supervision and Regulation—Regulatory Limits on Dividends and Distributions” in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

The Company approved a stock repurchase program under which the Company is authorized to acquire up to $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares.

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

The following table summarizes commitments as of the dates presented:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commitments to fund loans	$660,325	$578,730
Unused lines of credit	354,532	358,601
Commercial and standby letters of credit	15,085	14,410

Total	$1,029,942	$951,741

Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures

The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the first quarter of 2016 include $0.2 million of severance and other operating expenses, $0.1 million of cease use expense related to branch closures and $54 thousand loss on sale of investment securities.

The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Core Net Income
(Unaudited)

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except per share data)

Net Income	$22,452	$29,749	$21,140	$19,376	$(16,874)

Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	(54)	(28)	166	761	1,007
FDIC loss share indemnification loss	—	—	—	—	(65,529)
Noninterest expenses
Salaries and employee benefits	240	48	3	(17)	185
Occupancy and equipment	103	512	—	—	—
Professional services	—	—	—	45	245
Data processing and network fees	—	—	—	—	2
Other operating expenses	7	88	20	203	64
Taxes
Tax Effect of adjustments	(146)	(7,897)	50	185	(30,065)

Core Net Income	$22,710	$22,528	$21,047	$19,031	$18,079

Average assets	$7,554,078	$7,123,099	$6,650,260	$6,325,073	$6,038,970
ROA	1.19%	1.66%	1.26%	1.23%	-1.13%
Core ROA	1.21%	1.25%	1.26%	1.21%	1.21%

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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Measures - Tangible Book Value Per Share

(Unaudited)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except share and per share data)

Total assets	$7,836,124	$7,331,486	$6,888,689	$6,607,198	$6,217,083
Less:
Goodwill and other intangible assets	86,705	87,084	87,484	87,884	88,291

Tangible assets	$7,749,419	$7,244,402	$6,801,205	$6,519,314	$6,128,792

Total stockholders’ equity	$889,299	$876,109	$855,878	$857,479	$846,834
Less:
Goodwill and other intangible assets	86,705	87,084	87,484	87,884	88,291

Tangible stockholders’ equity	$802,594	$789,025	$768,394	$769,595	$758,543

Shares outstanding	40,595,787	40,860,453	40,984,200	41,423,199	41,443,031
Tangible book value per share	$19.77	$19.31	$18.75	$18.58	$18.30
Average assets	$7,554,078	$7,123,099	$6,650,260	$6,325,073	$6,038,970
Average equity	876,059	864,654	861,971	855,128	859,011
Average goodwill and other intangible assets	86,917	87,291	87,701	88,091	88,536
Tangible average equity to tangible average assets	10.6%	11.0%	11.8%	12.3%	12.9%
Tangible common equity ratio	10.4%	10.9%	11.3%	11.8%	12.4%

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

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2015 to March 31, 2016. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.

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

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, statements of income or cash flows. See Note 11 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.27	Employment Agreement, dated May 1, 2014, between the Bank and James E. Baiter (Filed herewith)

10.28	Second Amendment to Amended and Restated Employment Agreement, dated April 1, 2016, between the Bank and Kent Ellert (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCB Financial Holdings, Inc. (Registrant)

Date: May 6, 2016	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)