Form 10-Q
period 2016-06-30
FCB FINANCIAL HOLDINGS, INC.
filed 2016-08-08
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of August 1, 2016, the registrant had 37,801,757 shares of Class A Common Stock and 2,804,070 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

1

PART I.     FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$51,277	$44,696
Interest-earning deposits in other banks	107,588	57,764
Investment securities:
Available for sale securities, at fair value	1,562,049	1,524,622
Federal Home Loan Bank and other bank stock, at cost	51,557	59,477
Total investment securities	1,613,606	1,584,099
Loans held for sale	5,363	2,514
Loans:
New loans	5,523,071	4,610,763
Acquired loans	474,076	582,424
Allowance for loan losses	(33,706)	(29,126)
Loans, net	5,963,441	5,164,061
Premises and equipment, net	37,939	36,954
Other real estate owned	29,290	39,340
Goodwill	81,204	81,204
Core deposit intangible	5,204	5,880
Deferred tax assets, net	66,213	75,176
Bank-owned life insurance	170,817	168,246
Other assets	89,280	71,552
Total assets	$8,221,222	$7,331,486
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$789,019	$637,047
Interest-bearing	3,490,188	2,935,418
Total transaction accounts	4,279,207	3,572,465
Time deposits	2,188,459	1,858,173
Total deposits	6,467,666	5,430,638
Borrowings (including FHLB advances of $591,250 and $806,500, respectively)	756,759	983,183
Other liabilities	73,625	41,556
Total liabilities	7,298,050	6,455,377
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 40,233,817; 39,103,945 issued and 37,638,893; 37,126,571 outstanding	40	39
Class B common stock, par value $0.001 per share; 50 million shares authorized; 3,091,152; 3,926,014 issued and 2,899,020; 3,733,882 outstanding	3	4
Additional paid-in capital	857,721	850,609
Retained earnings	134,491	88,535
Accumulated other comprehensive income (loss)	4,816	(9,443)
Treasury stock, at cost; 2,594,924; 1,977,374 Class A and 192,132; 192,132 Class B common shares	(73,899)	(53,635)
Total stockholders’ equity	923,172	876,109
Total liabilities and stockholders’ equity	$8,221,222	$7,331,486
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$62,642	$44,202	$123,930	$87,508
Interest and dividends on investment securities	14,470	13,169	28,844	25,279
Other interest income	96	40	162	73
Total interest income	77,208	57,411	152,936	112,860
Interest expense:
Interest on deposits	10,340	5,991	19,633	11,576
Interest on borrowings	1,938	1,246	3,931	2,226
Total interest expense	12,278	7,237	23,564	13,802
Net interest income	64,930	50,174	129,372	99,058
Provision for loan losses	1,976	2,470	3,416	3,819
Net interest income after provision for loan losses	62,954	47,704	125,956	95,239
Noninterest income:
Service charges and fees	842	778	1,648	1,535
Loan and other fees	2,248	1,906	4,262	4,403
Bank-owned life insurance income	1,286	1,097	2,571	2,194
FDIC loss share indemnification loss	—	—	—	(65,529)
Income from resolution of acquired assets	478	2,898	1,158	6,270
Gain (loss) on sales of other real estate owned	2,102	5,605	1,992	7,170
Gain (loss) on investment securities	324	761	270	1,768
Other noninterest income (loss)	942	1,107	1,755	2,252
Total noninterest income	8,222	14,152	13,656	(39,937)
Noninterest expense:
Salaries and employee benefits	19,614	17,856	38,259	34,431
Occupancy and equipment expenses	3,034	3,806	6,606	7,083
Loan and other real estate related expenses	2,235	1,425	4,055	3,501
Professional services	1,105	1,189	2,442	2,595
Data processing and network	2,796	2,801	5,659	5,519
Regulatory assessments and insurance	1,840	2,092	3,957	4,211
Amortization of intangibles	297	407	676	831
Other operating expenses	3,054	2,471	5,621	4,526
Total noninterest expense	33,975	32,047	67,275	62,697
Income (loss) before income tax expense (benefit)	37,201	29,809	72,337	(7,395)
Income tax expense (benefit)	13,697	10,433	26,381	(9,897)
Net income (loss)	$23,504	$19,376	$45,956	$2,502
Earnings (loss) per share:
Basic	$0.58	$0.47	$1.13	$0.06
Diluted	$0.55	$0.45	$1.07	$0.06
Weighted average shares outstanding:
Basic	40,646,498	41,428,588	40,672,682	41,425,240
Diluted	42,997,811	43,106,131	42,935,862	42,752,814
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$23,504	$19,376	$45,956	$2,502
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(8,360), $6,121, $(9,389) and $(501), respectively	13,297	(9,747)	14,938	799
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $153, $456, $428 and $879, respectively	(241)	(727)	(679)	(1,400)
Total other comprehensive income (loss)	13,056	(10,474)	14,259	(601)
Total comprehensive income (loss)	$36,560	$8,902	$60,215	$1,901
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2015	34,469,650	6,940,048	36	7	834,538	35,144	(18,751)	679	851,653
Net income (loss)	—	—	—	—	—	2,502	—	—	2,502
Exchange of B shares to A shares	2,366,406	(2,366,406)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	3,874	—	—	—	3,874
Treasury stock purchases	(30,000)	—	—	—	—	—	(802)	—	(802)
Exercise of stock options	43,501				873				873
Other	—	—	—	—	(20)	—	—	—	(20)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(601)	(601)
Balance as of June 30, 2015	36,849,557	4,573,642	37	6	839,265	37,646	(19,553)	78	857,479
Balance as of January 1, 2016	37,126,571	3,733,882	39	4	850,609	88,535	(53,635)	(9,443)	876,109
Net income (loss)	—	—	—	—	—	45,956	—	—	45,956
Exchange of B shares to A shares	834,862	(834,862)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	2,238	—	—	—	2,238
Treasury stock purchases	(617,550)	—	—	—		—	(20,264)		(20,264)
Exercise of stock options and warrants	293,891	—	—	—	4,889	—	—	—	4,889
Restricted stock units (RSUs)	1,119	—	—	—	—	—	—	—	—
Other	—	—	—	—	(15)	—	—	—	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	14,259	14,259
Balance as of June 30, 2016	37,638,893	2,899,020	40	3	857,721	134,491	(73,899)	4,816	923,172
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$45,956	$2,502
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	3,416	3,819
Amortization of intangible assets	676	831
Depreciation and amortization of premises and equipment	1,713	1,940
Amortization of discount on loans	(506)	(1,833)
Net amortization (accretion) of premium (discount) on investment securities	744	1,094
Net amortization (accretion) of premium (discount) on time deposits	(37)	(258)
Net amortization (accretion) on FHLB advances and other borrowings	(1,306)	(1,292)
Impairment of other real estate owned	886	173
FDIC Loss share indemnification loss	—	65,529
(Gain) loss on investment securities	(270)	(1,768)
(Gain) loss on sale of loans	(816)	—
(Gain) loss on sale of other real estate owned	(1,992)	(7,170)
(Gain) loss on sale of premises and equipment	44	112
Deferred tax expense	—	(30,386)
Stock-based compensation, RSU and warrant expense	2,238	3,442
Increase in cash surrender value of BOLI	(2,571)	(2,194)
Net change in operating assets and liabilities:
Net change in loans held for sale	(2,033)	(4,075)
Settlement of FDIC loss share agreement	—	(14,815)
Net change in other assets	8,811	(3,021)
Net change in other liabilities	5,532	(5,741)
Net cash provided by (used in) operating activities	60,485	6,889
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(222,112)	(462,125)
Sales of investment securities available for sale	174,766	318,927
Paydown and maturities of investment securities available for sale	32,665	76,680
Purchase of FHLB and other bank stock	(52,477)	(36,852)
Sales of FHLB and other bank stock	60,397	33,238
Net change in loans	(677,978)	(369,060)
Purchase of loans	(192,195)	(241,727)
Proceeds from sale of loans	57,261	—
Proceeds from sale of other real estate owned	21,778	53,705
Purchase of premises and equipment	(2,744)	(731)
Proceeds from the sale of premises and equipment	2	—
Proceeds from life insurance	—	1,193
Net cash provided by (used in) investing activities	(800,637)	(626,752)
Cash Flows From Financing Activities:
Net change in deposits	1,037,065	487,810
Net change in FHLB advances	(215,250)	109,414
Net change in repurchase agreements	(9,868)	56,790
Repurchase of stock	(20,264)	(802)
Exercise of stock options	4,889	873
Other	(15)	(21)
Net cash provided by (used in) financing activities	796,557	654,064
Net Change in Cash and Cash Equivalents	56,405	34,201
Cash and Cash Equivalents at Beginning of Period	102,460	107,085
Cash and Cash Equivalents at End of Period	$158,865	$141,286
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,057	$13,768
Income taxes paid	28,642	4,786
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$10,622	$14,835
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
Nature of Operations
The Company is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 47 banking centers located in Florida at June 30, 2016.
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
Recently Adopted Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-12, “Compensation- Stock Compensation (Topic 718) —Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. This ASU provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The amendments in this ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity – a consensus of the FASB Emerging Issues Task Force (ASC 815, Derivatives and Hedging)”. This ASU requires an entity to determine the nature of an instrument by evaluating all economic characteristics and risks of the entire hybrid instrument when determining whether the host is more akin to debit or equity. The amendments in this ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASC 225-20, Extraordinary and Unusual Items)” which eliminates the concept of extraordinary items. Under the ASU, extraordinary items will no longer be segregated from the results of ordinary operations and presented separately on the consolidated financial statements. The amendments in this ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidated Analysis (ASC 810, Consolidation)” which amends the consolidation requirements of ASC 810 by reducing the number of consolidation models. The guidance places more emphasis on risk of loss when determining a controlling financial interest; reduces the frequency of the application of related-party guidance when determining a controlling financial interest and changes the consolidation requirements of limited partnerships. The amendments in this ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of the following amendments in this ASU are permitted as of the beginning of the fiscal year of adoption:

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
Except for the early application guidance discussed above, early adoption of the amendments in this ASU is not permitted.

An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which created Topic 842, Leases, and supersedes the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The core principal of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-stop decision sequence. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity should apply the amendments in this ASU on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement, which will result in greater volatility in earnings per share. In addition, this ASU simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. Upon adoption, the amendments in this ASU provide for a tiered transition approach whereby amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.

Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferred the effective date of ASU 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this ASU affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferred the effective date of ASU 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit losses (Topic 326): Measurement of credit losses on financial instruments.” Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this ASU. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
June 30, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$19,045	$173	$—	$19,218
U.S. Government agencies and sponsored enterprises mortgage-backed securities	390,121	10,614	117	400,618
State and municipal obligations	2,238	237	—	2,475
Asset-backed securities	497,700	685	6,933	491,452
Corporate bonds and other debt securities	496,423	11,308	5,343	502,388
Preferred stock and other equity securities	148,673	364	3,139	145,898
Total available for sale	$1,554,200	$23,381	$15,532	$1,562,049

	Amortized Cost	Unrealized		Fair Value
December 31, 2015		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$20,930	$100	$142	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	392,123	2,587	1,595	393,115
State and municipal obligations	2,041	174	—	2,215
Asset-backed securities	503,240	383	9,689	493,934
Corporate bonds and other debt securities	450,489	1,596	7,190	444,895
Preferred stock and other equity securities	171,170	1,153	2,748	169,575
Total available for sale	$1,539,993	$5,993	$21,364	$1,524,622
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB'). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $638.5 million and $939.6 million at June 30, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

June 30, 2016	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$5,000	$5,021
Due after one year through five years	126,091	127,994
Due after five years through ten years	110,523	109,109
Due after ten years	257,047	262,739
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	906,866	911,288
Preferred stock and other equity securities	148,673	145,898
Total available for sale	$1,554,200	$1,562,049
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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	$—	$—	$—	$—	$—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	584	1	14,352	116	14,936	117
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	210,195	1,999	182,833	4,934	393,028	6,933
Corporate bonds and other debt securities	100,399	2,944	43,668	2,399	144,067	5,343
Preferred stock and other equity securities	37,926	999	75,114	2,140	113,040	3,139
Total available for sale	$349,104	$5,943	$315,967	$9,589	$665,071	$15,532

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$15,687	$142	$—	$—	$15,687	$142
U.S. Government agencies and sponsored enterprises mortgage-backed securities	225,109	1,391	12,584	204	237,693	1,595
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	354,912	6,290	78,112	3,399	433,024	9,689
Corporate bonds and other debt securities	347,302	7,190	—	—	347,302	7,190
Preferred stock and other equity securities	96,543	1,740	19,000	1,008	115,543	2,748
Total available for sale	$1,039,553	$16,753	$109,696	$4,611	$1,149,249	$21,364

At June 30, 2016, the Company’s security portfolio consisted of 322 securities, of which 125 securities were in an unrealized loss position. A total of 60 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at June 30, 2016. The following describes the basis under which the Company has evaluated OTTI:

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
Asset-Backed Securities and Corporate Bonds & Other Debt Securities:
Securities were underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.
Preferred Stock and Other Equity Securities:
The unrealized losses associated with preferred stock and other equity securities in large U.S. financial institutions are primarily driven by changes in interest rates and spreads. These securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase.
Gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross realized gains	$321	$849	$1,209	$1,961
Gross realized losses	(54)	(844)	(996)	(913)
Net realized gains (losses)	$267	$5	$213	$1,048
NOTE 3. LOANS, NET
The Company’s loan portfolio consists of New and Acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations as New loans. The Company classifies loans acquired through business combinations as Acquired loans. All acquired loans not specifically excluded under ASC 310-30 are accounted for under ASC 310-30. The remaining portfolio of acquired loans excluded under ASC 310-30 are accounted for under ASC 310-20 and are classified as Non-ASC 310-30 loans.

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

June 30, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$182,828	$44,680	$1,209,762	$1,437,270
Owner-occupied commercial real estate	—	19,256	571,558	590,814
1-4 single family residential	35,400	74,568	1,923,092	2,033,060
Construction, land and development	25,296	6,338	582,615	614,249
Home equity loans and lines of credit	—	46,269	43,730	89,999
Total real estate loans	$243,524	$191,111	$4,330,757	$4,765,392
Other loans:
Commercial and industrial	$28,984	$7,801	$1,187,788	$1,224,573
Consumer	2,216	440	4,526	7,182
Total other loans	31,200	8,241	1,192,314	1,231,755
Total loans held in portfolio	$274,724	$199,352	$5,523,071	$5,997,147
Allowance for loan losses				(33,706)
Loans held in portfolio, net				$5,963,441

December 31, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$247,628	$55,985	$998,141	$1,301,754
Owner-occupied commercial real estate	—	21,101	524,728	545,829
1-4 single family residential	40,922	84,111	1,541,255	1,666,288
Construction, land and development	28,017	6,338	537,494	571,849
Home equity loans and lines of credit	—	49,407	30,945	80,352
Total real estate loans	$316,567	$216,942	$3,632,563	$4,166,072
Other loans:
Commercial and industrial	$36,783	$9,312	$972,803	$1,018,898
Consumer	2,390	430	5,397	8,217
Total other loans	39,173	9,742	978,200	1,027,115
Total loans held in portfolio	$355,740	$226,684	$4,610,763	$5,193,187
Allowance for loan losses				(29,126)
Loans held in portfolio, net				$5,164,061

(1)	Balance includes $7.3 million and $7.1 million of deferred fees, costs, and premium and discount as of June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, the unpaid principal balance of ASC 310-30 loans were $332.3 million and $457.9 million, respectively. At June 30, 2016 and December 31, 2015, the Company had pledged loans as collateral for FHLB advances of $2.79 billion and $2.13 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2016 totaled $5.2 million. The Company held $458.4 million and $464.2 million of syndicated national loans as of June 30, 2016 and December 31, 2015, respectively.

During the three and six months ended June 30, 2016, the Company purchased approximately $0 and $189.2 million in loans from third parties. During the three and six months ended June 30, 2015, the Company purchased approximately $144.0 million and $233.6 million, respectively, in loans from third parties.
During the three and six months ended June 30, 2016, the Company sold approximately $25.6 million and $61.8 million, respectively, loans to third parties. During the three and six months ended June 30, 2015, the Company sold approximately $11.6 million and $19.5 million, respectively, in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $(19.7) million and $9.8 million between non-accretable and accretable discount during the six months ended June 30, 2016 and 2015, respectively.
Changes in accretable discount for ASC 310-30 loans for the six months ended June 30, 2016 and 2015, were as follows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at January 1,	$144,152	$156,197
Accretion	(29,374)	(23,667)
Reclassifications from (to) non-accretable difference	(19,706)	9,760
Balance at June 30,	$95,072	$142,290
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

Changes in the ALL by loan portfolio and segment for the three and six months ended June 30, 2016 and 2015 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995
Provision (credit) for ASC 310-30 loans	5	—	—	1	—	(20)	(16)	(30)
Provision (credit) for non-ASC 310-30 loans	(98)	(64)	(26)	1	(6)	(2)	—	(195)
Provision (credit) for New loans	736	35	125	287	122	908	(12)	2,201
Total provision	643	(29)	99	289	116	886	(28)	1,976
Charge-offs for ASC 310-30 loans	(352)	—	—	(3)	—	(1)	(2)	(358)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	—	—	(3)	—	(1)	(2)	(358)
Recoveries for ASC 310-30 loans	—	—	31	62	—	—	—	93
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	31	62	—	—	—	93
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513
Provision (credit) for ASC 310-30 loans	(784)	—	(63)	(178)	—	143	115	(767)
Provision (credit) for non-ASC 310-30 loans	848	(7)	(7)	(12)	143	(11)	(1)	953
Provision (credit) for New loans	383	303	755	633	22	183	5	2,284
Total provision	447	296	685	443	165	315	119	2,470
Charge-offs for ASC 310-30 loans	(109)	—	(121)	—	—	(45)	—	(275)
Charge-offs for non-ASC 310-30 loans	—	—	(63)	—	—	—	—	(63)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(109)	—	(184)	—	—	(45)	—	(338)
Recoveries for ASC 310-30 loans	18	—	30	269	—	82	—	399
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	2	—	2
Total recoveries	18	—	30	269	—	84	—	401
Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579
Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(193)	—	1	(9)	—	(22)	(20)	(243)
Provision (credit) for non-ASC 310-30 loans	(953)	(122)	(50)	1	17	(5)	6	(1,106)
Provision (credit) for New loans	1,228	132	1,032	338	150	1,892	(7)	4,765
Total provision	82	10	983	330	167	1,865	(21)	3,416
Charge-offs for ASC 310-30 loans	(352)	—	—	(33)	—	(76)	(2)	(463)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	—	(33)	(35)	(76)	(8)	(505)
Recoveries for ASC 310-30 loans	761	—	31	62	—	11	—	865
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,565	—	31	62	—	11	—	1,669
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(865)	—	1	(198)	—	119	157	(786)
Provision (credit) for non-ASC 310-30 loans	880	(4)	49	(19)	147	(8)	—	1,045
Provision (credit) for New loans	1,236	532	1,138	452	61	140	1	3,560
Total provision	1,251	528	1,188	235	208	251	158	3,819
Charge-offs for ASC 310-30 loans	(205)	—	(207)	(56)	—	(75)	(60)	(603)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	—	—	—	(128)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(205)	—	(335)	(56)	—	(75)	(60)	(731)
Recoveries for ASC 310-30 loans	400	—	151	389	—	131	—	1,071
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	7	—	7
Total recoveries	400	—	151	389	—	138	—	1,078
Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579
Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
June 30, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	33	—	—	—	33
1-4 single family residential	—	151	—	289	440
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Total real estate loans	33	151	—	289	473
Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$33	$151	$—	$289	$473
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$5,171	$5,171
Owner-occupied commercial real estate	535	—	—	2,220	2,755
1-4 single family residential	124	—	—	3,371	3,495
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	735	—	—	2,374	3,109
Total real estate loans	1,394	—	—	13,136	14,530
Other loans:
Commercial and industrial	—	—	—	877	877
Consumer	—	—	—	—	—
Total other loans	—	—	—	877	877
Total acquired loans	$1,394	$—	$—	$14,013	$15,407

	Accruing
December 31, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	113	—	—	113
1-4 single family residential	9,439	869	—	1,454	11,762
Construction, land and development	467	—	—	—	467
Home equity loans and lines of credit	64	—	—	—	64
Total real estate loans	9,970	982	—	1,454	12,406
Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$9,970	$982	$—	$1,454	$12,406
Acquired Loans:
Real estate loans:
Commercial real estate	$63	$—	$—	$5,282	$5,345
Owner-occupied commercial real estate	—	95	—	2,247	2,342
1-4 single family residential	1,393	697	—	3,016	5,106
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	490	97	—	2,295	2,882
Total real estate loans	1,946	889	—	12,840	15,675
Other loans:
Commercial and industrial	90	—	—	877	967
Consumer	—	—	—	23	23
Total other loans	90	—	—	900	990
Total acquired loans	$2,036	$889	$—	$13,740	$16,665
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

The following table summarizes the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

June 30, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,209,762	$—	$—	$—
Owner-occupied commercial real estate	571,381	177	—	—
Construction, land and development	582,615	—	—	—
Commercial and industrial	1,187,788	—	—	—
Total new loans	$3,551,546	$177	$—	$—
Acquired loans:
Commercial real estate	$39,141	$—	$5,539	$—
Owner-occupied commercial real estate	17,036	—	2,220	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	6,562	—	1,239	—
Total acquired loans	$69,077	$—	$8,998	$—

December 31, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$998,141	$—	$—	$—
Owner-occupied commercial real estate	524,728	—	—	—
Construction, land and development	537,494	—	—	—
Commercial and industrial	972,803	—	—	—
Total new loans	$3,033,166	$—	$—	$—
Acquired loans:
Commercial real estate	$50,328	$—	$5,657	$—
Owner-occupied commercial real estate	18,854	—	2,247	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	6,715	1,352	1,245	—
Total acquired loans	$82,235	$1,352	$9,149	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
June 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$1,209,762	$—	$—	$6,696	$—
Owner-occupied commercial real estate	—	571,558	—	—	1,912	—
1-4 single family residential	—	1,923,092	—	—	7,099	—
Construction, land and development	—	582,615	—	—	3,378	—
Home equity loans and lines of credit	66	43,664	—	66	276	—
Total real estate loans	$66	$4,330,691	$—	$66	$19,361	$—
Other loans:
Commercial and industrial	$—	$1,187,788	$—	$—	$9,044	$—
Consumer	—	4,526	—	—	39	—
Total other loans	$—	$1,192,314	$—	$—	$9,083	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,923	$39,757	$182,828	$731	$204	$2,114
Owner-occupied commercial real estate	2,127	17,129	—	282	58	—
1-4 single family residential	267	74,301	35,400	—	282	58
Construction, land and development	—	6,338	25,296	—	37	348
Home equity loans and lines of credit	907	45,362	—	—	273	—
Total real estate loans	$8,224	$182,887	$243,524	$1,013	$854	$2,520
Other loans:
Commercial and industrial	$877	$6,924	$28,984	$—	$55	$366
Consumer	—	440	2,216	—	4	384
Total other loans	$877	$7,364	$31,200	$—	$59	$750

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$998,141	$—	$—	$5,468	$—
Owner-occupied commercial real estate	—	524,728	—	—	1,780	—
1-4 single family residential	—	1,541,255	—	—	6,067	—
Construction, land and development	—	537,494	—	—	3,040	—
Home equity loans and lines of credit	—	30,945	—	—	192	—
Total real estate loans	$—	$3,632,563	$—	$—	$16,547	$—
Other loans:
Commercial and industrial	$—	$972,803	$—	$—	$7,152	$—
Consumer	—	5,397	—	—	46	—
Total other loans	$—	$978,200	$—	$—	$7,198	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$5,282	$50,703	$247,628	$829	$255	$1,898
Owner-occupied commercial real estate	2,244	18,857	—	399	64	—
1-4 single family residential	263	83,848	40,922	—	332	26
Construction, land and development	—	6,338	28,017	—	36	328
Home equity loans and lines of credit	916	48,491	—	—	291	—
Total real estate loans	$8,705	$208,237	$316,567	$1,228	$978	$2,252
Other loans:
Commercial and industrial	$877	$8,435	$36,783	$—	$60	$453
Consumer	—	430	2,390	—	4	406
Total other loans	$877	$8,865	$39,173	$—	$64	$859

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$66	$66	$66	$—	$—
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,458	$4,921	$731	$465	$465
Owner-occupied commercial real estate	2,127	2,265	282	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	907	1,048
Total real estate loans	$6,585	$7,186	$1,013	$1,639	$1,780
Other loans:
Commercial and industrial	$—	$—	$—	$877	$1,825
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$877	$1,825

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Total real estate loans	$—	$—	$—	$—	$—
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,555	$4,924	$829	$727	$750
Owner-occupied commercial real estate	2,244	2,310	399	—	—
1-4 single family residential	—	—	—	263	264
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	916	1,048
Total real estate loans	$6,799	$7,234	$1,228	$1,906	$2,062
Other loans:
Commercial and industrial	$—	$—	$—	$877	$1,825
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$877	$1,825

	Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$465	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	267	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	907	—	529	—
Total real estate loans	$1,639	$—	$529	$—
Other loans:
Commercial and industrial	$877	$—	$556	$—
Consumer	—	—	—	—
Total other loans	$877	$—	$556	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,480	$—	$4,825	$—
Owner-occupied commercial real estate	2,156	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	38	—	438	—
Total real estate loans	$6,674	$—	$5,263	$—
Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$—	$—

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$465	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	266	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	909	—	529	—
Total real estate loans	$1,640	$—	$529	$—
Other loans:
Commercial and industrial	$877	$—	$540	$—
Consumer	—	—	—	—
Total other loans	$877	$—	$540	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,502	$—	$4,899	$—
Owner-occupied commercial real estate	2,186	—	—	—
1-4 single family residential	—	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	20	—	442	—
Total real estate loans	$6,708	$—	$5,341	$—
Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$—	$—

NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets, which consist of core deposit intangibles are summarized as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Goodwill	$81,204	$81,204
Core deposit intangible	14,370	14,370
Total	95,574	95,574
Less: Accumulated amortization	(9,166)	(8,490)
Total, net	$86,408	$87,084
Amortization expense for core deposit intangibles for the six months ended June 30, 2016 and 2015 totaled $676 thousand and $831 thousand, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized during the next five fiscal years is as follows:

	2016	2017	2018	2019	2020
	(Dollars in thousands)
Core deposit intangible	$513	$1,023	$1,023	$1,023	$491
NOTE 6. DERIVATIVES
The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $1.2 million and $1.1 million of customer swap fees in noninterest income in the accompanying consolidated statement of income for the three months ended June 30, 2016 and 2015, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense on the statements of income for the three or six months ended June 30, 2016 or 2015.
No derivative positions held by the Company as of June 30, 2016 were designated as hedging instruments under ASC 815-10.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

June 30, 2016	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$831,968	$48,090	$8,298	$—
Interest rate contracts - pay fixed, receive floating	—	—	823,670	48,090
Total derivatives	$831,968	$48,090	$831,968	$48,090

December 31, 2015	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$690,175	$21,553	$8,298	$2
Interest rate contracts - pay fixed, receive floating	—	—	698,474	21,551
Total derivatives	$690,175	$21,553	$706,772	$21,553
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

June 30, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$48,090	$—	$48,090
Total	$48,090	$—	$48,090

December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$21,553	$(2)	$21,551
Total	$21,553	$(2)	$21,551
At June 30, 2016, the Company has pledged investment securities available for sale with a carrying amount of $50.8 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of June 30, 2016 and December 31, 2015, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 7. DEPOSITS
The following table sets forth the Company’s deposits by category:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Noninterest-bearing demand deposits	$789,019	$637,047
Interest-bearing demand deposits	725,896	608,454
Interest-bearing NOW accounts	425,464	347,832
Savings and money market accounts	2,338,828	1,979,132
Time deposits	2,188,459	1,858,173
Total deposits	$6,467,666	$5,430,638
Time deposits $100,000 and greater	$1,606,609	$1,323,520
Time deposits greater than $250,000	737,969	587,590
The aggregate amount of overdraft demand deposits reclassified to loans was $611 thousand at June 30, 2016. The aggregate amount of maturities for time deposits for each of the five years as of June 30, 2016 totaled $1,497.0 million, $492.0 million, $183.1 million, $4.0 million and $12.1 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $575.8 million and $425.1 million at June 30, 2016 and December 31, 2015, respectively. The Company holds brokered certificates of deposit of $3.3 million at June 30, 2016 and December 31, 2015, respectively.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended June 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(13,414)	$5,174	$(8,240)	$17,178	$(6,626)	$10,552
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	21,657	(8,360)	13,297	(15,868)	6,121	(9,747)
Amounts reclassified to (gain) loss on investment securities	(394)	153	(241)	(1,183)	456	(727)
Balance at end of period	$7,849	$(3,033)	$4,816	$127	$(49)	$78

	Six Months Ended June 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(15,371)	$5,928	$(9,443)	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	24,327	(9,389)	14,938	1,300	(501)	799
Amounts reclassified to (gain) loss on investment securities	(1,107)	428	(679)	(2,279)	879	(1,400)
Balance at end of period	$7,849	$(3,033)	$4,816	$127	$(49)	$78

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Net income (loss) available to common stockholders	$23,504	$19,376	$45,956	$2,502
Weighted average number of common shares - basic	40,646,498	41,428,588	40,672,682	41,425,240
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	2,351,313	1,677,543	2,263,180	1,327,574
Weighted average number of common shares - diluted	42,997,811	43,106,131	42,935,862	42,752,814
Basic earnings (loss) per share	$0.58	$0.47	$1.13	$0.06
Diluted earnings (loss) per share	$0.55	$0.45	$1.07	$0.06
Anti-dilutive warrants, stock options and RSUs	13,774	560,704	70,797	1,715,989
NOTE 10. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended June 30, 2016 and 2015 were 36.8% and 35.0%, respectively. The increase in the effective tax rate for the second quarter of 2016 was primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
The effective tax rates for the six months ended June 30, 2016 and 2015 were 36.5% and 133.8%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 was primarily due to the prior year loss associated with the early termination of the FDIC loss share agreements and a deferred tax asset benefit associated with the revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank resulting in a prior year tax benefit of $(9.9) million as compared to a tax expense of $26.4 million for the six months ended June 30, 2016.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activities for the periods indicated are summarized as follows:

	2009 Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3,707,898	$20.67
Granted	—	—
Exercised	(118,461)	20.15
Forfeited	(30,993)	22.28
Expired	(417)	22.97
Outstanding at June 30, 2016	3,558,027	20.67
Exercisable at June 30, 2016	3,170,630	20.53
Vested at June 30, 2016	3,170,630	20.53
Vested and expected to vest at June 30, 2016	3,558,027	20.67
The total unrecognized compensation cost of $1.5 million related to the 2009 Stock Option Plan for share awards outstanding at June 30, 2016 will be recognized over a weighted average remaining period of 1.18 years.
2013 Stock Incentive Plan
Option grant activities for the periods indicated are summarized as follows:

	2013 Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	2,367,187	$20.37
Granted	80,000	29.98
Exercised	(100,178)	21.17
Forfeited	(29,168)	23.60
Expired	—	—
Outstanding at June 30, 2016	2,317,841	20.62
Exercisable at June 30, 2016	1,489,814	20.35
Vested at June 30, 2016	1,989,818	20.20
Vested and expected to vest at June 30, 2016	2,317,841	20.62
The total unrecognized compensation cost of $0.9 million related to the 2013 Stock Incentive Plan for share awards outstanding at June 30, 2016 will be recognized over a weighted average remaining period of 1.15 years.
2016 Stock Incentive Plan
On March 29, 2016, the Compensation Committee granted 121,212 restricted shares (the "Award") of Class A Common Stock to certain Executives. Shareholder's approved the Plan at the 2016 Annual Meeting of Stockholders on May 16, 2016 which was determined to be the grant date of the Award. The fair value of the Awards on the grant date was $4.2 million and will be recognized as compensation expense during each of the three years ending December 31, 2016, 2017 and 2018. The Company recognized $279 thousand of compensation expense during the three months ended June 30, 2016.

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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of June 30, 2016 and December 31, 2015, the Company’s reserve for unfunded commitments totaled $1.5 million.
Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to fund loans	$686,149	$578,730
Unused lines of credit	361,925	358,601
Commercial and standby letters of credit	22,018	14,410
Total	$1,070,092	$951,741
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

NOTE 13. FAIR VALUE MEASUREMENTS
When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. It is the Company’s policy to maximize the use of observable inputs, minimize the use of unobservable inputs and use unobservable inputs to measure fair value to the extent that observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value instruments, or the value of underlying collateral is not market observable. Although third party price indications may be available for an asset or liability, limited trading activity would make it difficult to support the observability of these quotations.
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
For purposes of potential valuation adjustments to our derivative positions, the Company evaluates the credit risk of its counterparties as well as its own credit risk. Accordingly, the Company has considered factors such as the likelihood of default, expected loss given default, net exposures and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. The Company reviews counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure.

For the three and six months ended June 30, 2016 or 2015, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of June 30, 2016, there were no interest rate derivatives classified as Level 3.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

June 30, 2016	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$19,218	$—	$19,218
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	400,618	—	400,618
State and municipal obligations	—	2,475	—	2,475
Asset-backed securities	—	491,452	—	491,452
Corporate bonds and other debt securities	48,824	453,564	—	502,388
Preferred stocks and other equity securities	7,131	138,767	—	145,898
Derivative assets - Interest rate contracts	—	48,090	—	48,090
Total	$55,955	$1,554,184	$—	$1,610,139
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$48,090	$—	$48,090
Total	$—	$48,090	$—	$48,090

December 31, 2015	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$20,888	$—	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	393,115	—	393,115
State and municipal obligations	—	2,215	—	2,215
Asset-backed securities	—	493,934	—	493,934
Corporate bonds and other debt securities	—	444,895	—	444,895
Preferred stocks and other equity securities	2,052	167,523	—	169,575
Derivative assets - Interest rate contracts	—	21,553	—	21,553
Total	$2,052	$1,544,123	$—	$1,546,175
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$21,553	$—	$21,553
Total	$—	$21,553	$—	$21,553
There were no transfers of financial assets between levels of the fair value hierarchy during the three and six months ended June 30, 2016 or 2015.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three and six months ended June 30, 2016 and 2015, there was not a change in the methods or significant assumptions used to estimate fair value.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Non-recurring:
Loans	$6,031,880	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%
Other real estate owned	29,290	Third party appraisals	Collateral discounts and estimated cost to sell	10%
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
The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets that are still held (classified in Level 3):
Impaired loans	$9,167	$9,582
Foreclosed real estate	29,290	39,340

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$66	$1,049	$66	$1,049
Foreclosed real estate	805	69	895	174
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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$158,865	$158,865	$158,865	$—	$—
Available for sale securities	1,562,049	1,562,049	55,955	1,506,094	—
FHLB and other bank stock	51,557	51,557	—	51,557	—
Loans, net	5,963,441	6,031,880	—	—	6,031,880
Loans held for sale	5,363	5,363	—	5,363	—
Bank-owned life insurance	170,817	170,817	—	170,817	—
Derivative assets - Interest rate contracts	48,090	48,090	—	48,090	—
Financial Liabilities:
Deposits	$6,467,666	$6,475,874	$—	$6,475,874	$—
Advances from the FHLB and other borrowings	756,759	759,729	—	759,729	—
Derivative liabilities - Interest rate contracts	48,090	48,090	—	48,090	—

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$102,460	$102,460	$102,460	$—	$—
Available for sale securities	1,524,622	1,524,622	2,052	1,522,570	—
FHLB and other bank stock	59,477	59,477	—	59,477	—
Loans, net	5,164,061	5,207,971	—	—	5,207,971
Loans held for sale	2,514	2,514	—	2,514	—
Bank-owned life insurance	168,246	168,246	—	168,246	—
Derivative assets - Interest rate contracts	21,553	21,553	—	21,553	—
Financial Liabilities:
Deposits	$5,430,638	$5,430,501	$—	$5,430,501	$—
Advances from the FHLB and other borrowings	983,183	981,997	—	981,997	—
Derivative liabilities - Interest rate contracts	21,553	21,553	—	21,553	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2016 and December 31, 2015, include cash and cash equivalents.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Estimates may differ from actual exit value as defined by ASC 820.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2016 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015 with the SEC.
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
Performance Highlights
Operating and financial highlights for the three months ended June 30, 2016 include the following:

•	Total net revenue of $73.2 million

•	Total loan portfolio grew sequentially at an annualized rate of 25%

•	Demand deposits grew by $129.2 million, or 37.4% annualized during the quarter

•	Total deposits grew by $565.3 million during the quarter

•	ROA and Core ROA were 1.19% and 1.23%, respectively

•	Tangible book value per share was $20.64

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.

Analysis of Results of Operations
The Company reported net income available to common stockholders of $23.5 million, which generated diluted EPS of $0.55 in the second quarter of 2016. Net income available to common stockholders totaled $19.4 million for the second quarter of 2015, which generated diluted EPS of $0.45. The increase in earnings was primarily driven by an increase in interest and fees on loans of $18.4 million. The Company’s results of operations for the second quarter of 2016 produced an annualized return on average assets of 1.19% and an annualized return on average common stockholders’ equity of 10.41% compared to prior year ratios of 1.23% and 9.09%, respectively.
Net income available to common stockholders totaled $46.0 million for the six months ended June 30, 2016, which generated diluted EPS of $1.07. Net income available to common stockholders totaled $2.5 million for the six months ended June 30, 2015, which generated diluted EPS of $0.06. The increase in earnings was primarily driven by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of the FDIC loss share agreements that occurred in the second quarter of 2015. The Company’s results of operations for the six months ended June 30, 2016 produced an annualized return on average assets of 1.19% and an annualized return on average common stockholders’ equity of 10.35% compared to prior year ratios of 0.08% and 0.59%, respectively.
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

	Three Months Ended June 30,
	2016			2015
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$92,582	$96	0.42%	$75,166	$40	0.21%
New loans	5,235,352	46,074	3.48%	3,476,829	29,257	3.33%
Acquired loans (4)(5)	508,657	16,568	13.03%	730,895	14,945	8.18%
Investment securities	1,592,399	14,470	3.59%	1,591,279	13,169	3.27%
Total interest-earning assets	7,428,990	77,208	4.12%	5,874,169	57,411	3.88%
Non-earning assets:
FDIC loss share indemnification asset (6)	—			—
Noninterest-earning assets	470,240			450,904
Total assets	$7,899,230			$6,325,073
Interest-bearing liabilities:
Interest-bearing demand deposits	$671,023	$843	0.50%	$212,164	$226	0.43%
Interest-bearing NOW accounts	452,759	434	0.38%	415,206	349	0.34%
Savings and money market accounts	2,222,786	3,418	0.62%	1,794,967	2,333	0.52%
Time deposits (7)	1,973,438	5,645	1.15%	1,242,071	3,083	1.00%
FHLB advances and other borrowings (7)	891,580	1,938	0.86%	1,181,419	1,246	0.42%
Total interest-bearing liabilities	6,211,586	12,278	0.79%	4,845,827	7,237	0.60%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	716,806			576,905
Other liabilities	65,110			47,213
Stockholders’ equity	905,728			855,128
Total liabilities and stockholders’ equity	$7,899,230			$6,325,073
Net interest income		$64,930			$50,174
Net interest rate spread			3.33%			3.28%
Net interest margin			3.51%			3.43%

	Six Months Ended June 30,
	2016			2015
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$89,646	$162	0.36%	$76,746	$73	0.19%
New loans	5,046,080	88,786	3.48%	3,329,174	55,842	3.34%
Acquired loans (4)(5)	532,790	35,144	13.19%	763,551	31,666	8.29%
Investment securities	1,584,508	28,844	3.60%	1,537,879	25,279	3.27%
Total interest-earning assets	7,253,024	152,936	4.18%	5,707,350	112,860	3.94%
Non-earning assets:
FDIC loss share indemnification asset (6)	—			21,901
Noninterest-earning assets	473,630			453,561
Total assets	$7,726,654			$6,182,812
Interest-bearing liabilities:
Interest-bearing demand deposits	$653,261	$1,627	0.50%	$177,215	$358	0.41%
Interest-bearing NOW accounts	421,958	806	0.38%	403,825	685	0.34%
Savings and money market accounts	2,131,992	6,261	0.59%	1,818,890	4,787	0.53%
Time deposits (7)	1,937,274	10,939	1.13%	1,194,537	5,746	0.97%
FHLB advances and other borrowings (7)	949,410	3,931	0.82%	1,107,574	2,226	0.40%
Total interest-bearing liabilities	6,093,895	23,564	0.77%	4,702,041	13,802	0.60%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	681,624			573,126
Other liabilities	60,241			50,586
Stockholders’ equity	890,894			857,059
Total liabilities and stockholders’ equity	$7,726,654			$6,182,812
Net interest income		$129,372			$99,058
Net interest rate spread			3.41%			3.34%
Net interest margin			3.58%			3.50%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.

(7)	Interest expense includes the impact from premium amortization.

Second Quarter 2016 compared to Second Quarter 2015
Net interest income was $64.9 million for the second quarter of 2016, an increase of $14.8 million compared to $50.2 million for the same period in 2015. The increase in net interest income reflects a $19.8 million increase in interest income partially offset by a $5.0 million increase in interest expense. For the three months ended June 30, 2016, average earning assets increased by $1.55 billion, or 26.5%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.37 billion, or 28.2%, compared to the three months ended June 30, 2015. The increase in interest income for the second quarter of 2016 was due to a $16.8 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.76 billion and the average interest rate on New loans increased 15 basis points. Interest income on acquired loans increased $1.6 million for the three months ended June 30, 2016 compared to the second quarter of 2015, primarily from the continued resolution of acquired assets.
Interest expense on deposits increased $4.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a $1.66 billion, or 45.2%, increase in the average balance of interest-bearing deposits combined with an 12 basis point increase in the cost of deposits. Interest expense on time deposits increased $2.6 million due to a $731.4 million increase in the average balance combined with an increase in rate of 15 basis points. The average rate paid on time deposits was 1.15% and 1.00% for the three months ended June 30, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $1.9 million for the three months ended June 30, 2016 as compared to $1.2 million for the three months ended June 30, 2015. The increase was primarily due to a 44 basis point increase in average rate paid on borrowings, partially offset by a decrease in the average balance of FHLB advances and other borrowings of $289.8 million.
The net interest margin for the three months ended June 30, 2016 was 3.51%, an increase of 8 basis points compared to 3.43% for the three months ended June 30, 2015. The average yield on interest-earning assets increased by 24 basis points for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, offsetting the increase in the average rate paid on interest-bearing liabilities of 19 basis points. The increase in the average yield on interest-earning assets was primarily due to the increase in yield on New loans in addition to the increase in yield on acquired loans resulting from better than expected performance on the resolution of acquired loans.
Six Months of 2016 compared to Six Months of 2015
Net interest income was $129.4 million for the six months ended June 30, 2016, an increase of $30.3 million compared to $99.1 million for the same period in 2015. The increase in net interest income reflects a $40.1 million increase in interest income partially offset by a $9.8 million increase in interest expense. For the six months ended June 30, 2016, average earning assets increased by $1.55 billion, or 27.1%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.39 billion, or 29.6%, compared to the six months ended June 30, 2015. The increase in interest income for the six months ended June 30, 2016 was due to a $32.9 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.72 billion and the average interest rate on New loans increased 14 basis points. Interest income on acquired loans increased $3.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily from the continued resolution of acquired assets.
Interest expense on deposits increased $8.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a $1.55 billion, or 43.1%, increase in the average balance of interest-bearing deposits combined with an 12 basis point increase in the cost of deposits. Interest expense on time deposits increased $5.2 million due to a $742.7 million increase in the average balance combined with an increase in rate of 16 basis points. The average rate paid on time deposits was 1.13% and 0.97% for the six months ended June 30, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $3.9 million for the six months ended June 30, 2016 as compared to $2.2 million for the six months ended June 30, 2015. The increase was primarily due to a 42 basis point increase in average rate paid on borrowings, partially offset by a decrease in the average balance of FHLB advances and other borrowings of $158.2 million.
The net interest margin for the six months ended June 30, 2016 was 3.58%, an increase of 8 basis points compared to 3.50% for the six months ended June 30, 2015. The average yield on interest-earning assets increased by 24 basis points for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, offsetting the increase in the average rate paid on interest-bearing liabilities of 17 basis points. The increase in the average yield on interest-earning assets was primarily due to the increase in yield on New loans in addition to the increase in yield on acquired loans resulting from better than expected performance on the resolution of acquired loans.

Provision for Loan Losses
Second Quarter 2016 compared to Second Quarter 2015
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $2.0 million for the three months ended June 30, 2016, consistent with the $2.5 million provision recorded for the three months ended June 30, 2015. Provision for loan loss expense for the three months ended June 30, 2016 included a $2.2 million provision related to New loans and a $224 thousand release of provision for the acquired loan portfolio.
Net charge-offs were $265 thousand for the second quarter of 2016 as compared to net recoveries of $63 thousand for the same period of 2015. Net charge-offs were 0.02% of average loans on an annualized basis for the second quarter of 2016 compared to net recoveries of 0.01% of average loans for the same period of 2015. There were no new loan portfolio charge-offs in the second quarter of 2016.
Six Months of 2016 compared to Six Months of 2015
The provision for loan losses was $3.4 million for the six months ended June 30, 2016, consistent with the $3.8 million provision recorded for the six months ended June 30, 2015. Provision for loan loss expense for the six months ended June 30, 2016 included a $4.8 million provision related to New loans and a $1.3 million release of provision for the acquired loan portfolio.
Net recoveries were $1.2 million for the six months ended June 30, 2016 as compared to $347 thousand for the same period of 2015. The increase in net recoveries was due to better than expected performance on the resolution of acquired loans. Net recoveries were 0.08% of average loans on an annualized basis for the six months ended June 30, 2016 compared to 0.03% of average loans for the same period of 2015. There were no new loan portfolio charge-offs in the six months ended June 30, 2016.
Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$842	$778	$1,648	$1,535
Loan and other fees	2,248	1,906	4,262	4,403
Bank-owned life insurance income	1,286	1,097	2,571	2,194
FDIC loss share indemnification loss	—	—	—	(65,529)
Income from resolution of acquired assets	478	2,898	1,158	6,270
Gain (loss) on sales of other real estate owned	2,102	5,605	1,992	7,170
Gain (loss) on investment securities	324	761	270	1,768
Other noninterest income	942	1,107	1,755	2,252
Total noninterest income	$8,222	$14,152	$13,656	$(39,937)
Second Quarter 2016 compared to Second Quarter 2015
The Company reported noninterest income of $8.2 million for the three months ended June 30, 2016, a decrease of $5.9 million compared to the three months ended June 30, 2015. The decrease was primarily due to a decrease in gain on sale of OREO and a decrease in resolution of acquired assets.
The Company recognized a net gain on sales of OREO of $2.1 million for the three months ended June 30, 2016 as compared to a net gain of $5.6 million for the same period of 2015. The decrease is primarily attributable to a decrease in sales of OREO from $34.5 million during the three months ended June 30, 2015 compared to $16.7 million for the three months ended June 30, 2016.

Recoveries recognized through earnings for the three months ended June 30, 2016 totaled $478 thousand as compared to $2.9 million for the three months ended June 30, 2015.
Six Months of 2016 compared to Six Months of 2015
The Company reported noninterest income of $13.7 million for the six months ended June 30, 2016, an increase of $53.6 million compared to the six months ended June 30, 2015. The increase was primarily due to the early termination of the FDIC loss share agreements in the prior year, partially offset by a decrease in gain on sale of OREO, a decrease in resolution of acquired assets and a decrease in gain on investment securities.
During the six months ended June 30, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss resulting from the termination of the FDIC loss share agreement.
The Company recognized a net gain on sales of OREO of $2.0 million for the six months ended June 30, 2016 as compared to a net gain of $7.2 million for the same period of 2015. The decrease is primarily attributable to a decrease in sales of OREO from $46.5 million during the three months ended June 30, 2015 compared to $19.8 million for the six months ended June 30, 2016.
Recoveries recognized for the six months ended June 30, 2016 totaled $1.2 million and were recognized through earnings as received, compared to $6.3 million for the six months ended June 30, 2015.
Net gain on investment securities totaled $270 thousand for the six months ended June 30, 2016 a decrease of $1.5 million from the same period of 2015.
Noninterest Expense
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,614	$17,856	$38,259	$34,431
Occupancy and equipment expenses	3,034	3,806	6,606	7,083
Loan and other real estate related expenses	2,235	1,425	4,055	3,501
Professional services	1,105	1,189	2,442	2,595
Data processing and network	2,796	2,801	5,659	5,519
Regulatory assessments and insurance	1,840	2,092	3,957	4,211
Amortization of intangibles	297	407	676	831
Other operating expenses	3,054	2,471	5,621	4,526
Total noninterest expense	$33,975	$32,047	$67,275	$62,697
Second Quarter 2016 compared to Second Quarter 2015
The Company reported noninterest expense of $34.0 million for the three months ended June 30, 2016, an increase of $1.9 million, or 6.0%, compared to the three months ended June 30, 2015. The increase for the period was primarily due to increased salaries and employee benefits of $1.8 million.
Salaries and employee benefits expenses increased by $1.8 million, or 9.8%, for the second quarter of 2016 compared to the prior year due to increased accruals for incentive compensation and an increase in full-time equivalent employees.

Six Months of 2016 compared to Six Months of 2015
The Company reported noninterest expense of $67.3 million for the six months ended June 30, 2016, an increase of $4.6 million, or 7.3%, compared to the six months ended June 30, 2015. The increase for the period was primarily due to increased salaries and employee benefits of $3.8 million and other operating expenses of $1.1 million.
Salaries and employee benefits expenses increased by $3.8 million, or 11.1%, for the six months ended June 30, 2016 compared to the prior year due to increased accruals for incentive compensation and an increase in full-time equivalent employees.
Other operating expenses increased $1.1 million for the six months ended June 30, 2016, primarily due to increased marketing and promotion expense.
Provision for Income Taxes
Second Quarter 2016 compared to Second Quarter 2015
The income tax expense for the three months ended June 30, 2016 totaled $13.7 million, an increase of $3.3 million compared to an income tax expense of $10.4 million for the three months ended June 30, 2015. The increase in income tax expense was primarily due to an increase in income before income taxes of $7.4 million compared to the prior year. The effective income tax rate for the three months ended June 30, 2016 was 36.8%, compared to the effective tax rate of 35.0% for the three months ended June 30, 2015.
Six Months of 2016 compared to Six Months of 2015
The income tax expense for the six months ended June 30, 2016 totaled $26.4 million, an increase of $36.3 million compared to an income tax benefit of $9.9 million for the six months ended June 30, 2015. The increase in income tax expense was primarily due to an increase in income before income taxes of $79.7 million compared to the prior year. The effective income tax rate for the six months ended June 30, 2016 was 36.5%, compared to the effective tax benefit rate of 133.8% for the six months ended June 30, 2015. This change primarily reflects the impact of the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements in the prior year.
Analysis of Financial Condition
Total assets were $8.22 billion at June 30, 2016, an increase of $889.7 million, or 12.1%, from December 31, 2015. The increase in total assets includes an increase of $799.4 million in net loans, of which New loans increased $912.3 million over the period. Acquired loans decreased by $108.3 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, note sales or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $1.61 billion at June 30, 2016, an increase of $29.5 million from December 31, 2015. The remaining increase in total assets was mainly due to increases in other assets of $17.7 million. The increase in other assets consisted primarily of increases in the fair value of interest rate swaps outstanding of $26.5 million.
Investment Securities
The Company’s investment policy has been established by the Board of Directors and dictates that investment decisions will be made based on, among other things, the safety of the investment, liquidity requirements, interest rate risk, potential returns, cash flow targets and consistency with its asset/liability management policy. The Bank’s Investment Committee is responsible for making investment security portfolio decisions in accordance with the established policies and in coordination with the Board’s Asset/Liability Committee. The Bank’s Investment Committee members, and Bank employees under the direction of such committee, have been delegated authority to purchase and sell securities within specified investment policy guidelines. Portfolio performance and activity are reviewed by the Bank’s Investment Committee and full Board of Directors on a periodic basis.

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
Total investment securities totaled $1.61 billion and $1.58 billion as of June 30, 2016 and December 31, 2015, respectively.
No securities were determined to be other-than-temporary impaired (“OTTI”) as of June 30, 2016 or December 31, 2015.
As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of June 30, 2016 and December 31, 2015, the Bank held approximately $51.6 million and $59.5 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2016 and December 31, 2015, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.
The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of June 30, 2016
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$19,045	2.51%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	27,742	2.16%	245,352	2.28%	117,027	2.46%
State and municipal obligations	—	—	—	—	197	2.09%	2,041	5.35%
Asset-backed securities	—	—	40,749	3.73%	364,242	3.23%	92,709	2.83%
Corporate bonds and other debt securities	5,000	2.78%	126,091	3.62%	110,326	4.07%	255,006	5.10%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	148,673	5.32%
Total available for sale	$5,000	2.78%	$194,582	3.44%	$739,162	3.02%	$615,456	4.31%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of June 30, 2016, the effective duration of the Company’s investment portfolio is estimated to be approximately 2.91 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the quarter ended June 30, 2016 totaled $1.59 billion with an annualized pre-tax yield of 3.59%. The average balance of the securities portfolio for the six months ended June 30, 2016 totaled $1.58 billion with an annualized pre-tax yield of 3.60%.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of June 30, 2016 or December 31, 2015.

Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.
The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,209,762	20.2%	$998,141	19.2%
Owner-occupied commercial real estate	571,558	9.5%	524,728	10.1%
1-4 single family residential	1,923,092	32.1%	1,541,255	29.7%
Construction, land and development	582,615	9.7%	537,494	10.4%
Home equity loans and lines of credit	43,730	0.7%	30,945	0.6%
Total real estate loans	$4,330,757	72.2%	$3,632,563	70.0%
Commercial and industrial	1,187,788	19.8%	972,803	18.7%
Consumer	4,526	0.1%	5,397	0.1%
Total new loans	$5,523,071	92.1%	$4,610,763	88.8%
Acquired ASC 310-30 loans:
Commercial real estate	182,828	3.1%	$247,628	4.8%
1-4 single family residential	35,400	0.6%	40,922	0.8%
Construction, land and development	25,296	0.4%	28,017	0.5%
Total real estate loans	$243,524	4.1%	$316,567	6.1%
Commercial and industrial	28,984	0.5%	36,783	0.7%
Consumer	2,216	—%	2,390	—%
Total acquired ASC 310-30 loans	$274,724	4.6%	$355,740	6.8%
Acquired non-ASC 310-30 loans:
Commercial real estate	44,680	0.7%	$55,985	1.1%
Owner-occupied commercial real estate	19,256	0.3%	21,101	0.4%
1-4 single family residential	74,568	1.2%	84,111	1.6%
Construction, land and development	6,338	0.1%	6,338	0.1%
Home equity loans and lines of credit	46,269	0.8%	49,407	1.0%
Total real estate loans	$191,111	3.1%	$216,942	4.2%
Commercial and industrial	7,801	0.2%	9,312	0.2%
Consumer	440	—%	430	—%
Total acquired non-ASC 310-30 loans	199,352	3.3%	226,684	4.4%
Total loans	$5,997,147	100.0%	$5,193,187	100.0%
Total loans were $6.00 billion at June 30, 2016, an increase of 15.5% compared to $5.19 billion at December 31, 2015.
Our New loan portfolio increased by 19.8% to $5.52 billion as of June 30, 2016, as compared to $4.61 billion at December 31, 2015. The increase during the six months ended June 30, 2016 was primarily due to an increase in 1-4 single family residential loans and growth in commercial real estate and commercial and industrial loans.
Acquired loans were $474.1 million at June 30, 2016, a decrease of $108.3 million from $582.4 million at December 31, 2015. The decrease during the six months ended June 30, 2016 was primarily due to the run-off of the acquired loan portfolio through note sales, receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three and six months ended June 30, 2016, the Company sold approximately $19.1 million and $43.4 million, respectively, of acquired loans accounted for under ASC 310-30. These sales as well as other acquired asset resolutions resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $6.6 million and $12.5 million for the three and six months ended June 30, 2016, respectively, which was recognized as interest income.
Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	289	1,454
Construction, land and development	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	289	1,454
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	289	1,454
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$289	$1,454

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$5,538	$5,282
Owner-occupied commercial real estate	2,220	2,247
1-4 single family residential	3,371	3,016
Construction, land and development	—	—
Home equity loans and lines of credit	2,374	2,295
Commercial and industrial	3,657	3,721
Consumer	331	357
Total nonaccrual loans	17,491	16,918
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	17,491	16,918
Other real estate owned (OREO)	29,290	39,340
Other foreclosed property	11	—
Total acquired nonperforming assets	$46,792	$56,258
Total nonperforming assets	$47,081	$57,712
Nonaccrual loans totaled $17.8 million at June 30, 2016, an decrease of 3.2% from $18.4 million at December 31, 2015.
Nonperforming assets totaled $47.1 million at June 30, 2016, an decrease of $10.6 million, or 18.4%, from December 31, 2015. The decrease in nonperforming assets is primarily due to the decrease in OREO of $10.1 million.

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
The following table sets forth our asset quality ratios for the periods presented:

	June 30, 2016	December 31, 2015
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.01%	0.03%
New loan ALL to total gross new loans	0.52%	0.52%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	3.69%	2.90%
Acquired loan ALL to total gross acquired loans	1.10%	0.92%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.30%	0.35%
Nonperforming assets to total assets	0.57%	0.79%
ALL to nonperforming assets	71.59%	50.47%
ALL to total gross loans	0.56%	0.56%
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

	June 30, 2016		December 31, 2015
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$6,696	20.2%	$5,468	19.2%
Owner-occupied commercial real estate	1,912	9.5%	1,780	10.1%
1-4 single family residential	7,099	32.1%	6,067	29.7%
Construction, land and development	3,378	9.7%	3,040	10.4%
Home equity loans and lines of credit	342	0.7%	192	0.6%
Total real estate loans	19,427	72.2%	16,547	70.0%
Other loans:
Commercial and industrial	9,044	19.8%	7,152	18.7%
Consumer	39	0.1%	46	0.1%
Total other loans	9,083	19.9%	7,198	18.8%
Total new loans	$28,510	92.1%	$23,745	88.8%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$2,114	3.1%	$1,898	4.8%
1-4 single family residential	58	0.6%	26	0.8%
Construction, land and development	348	0.4%	328	0.5%
Total real estate loans	2,520	4.1%	2,252	6.1%
Other loans:
Commercial and industrial	366	0.5%	453	0.7%
Consumer	384	—%	406	—%
Total other loans	750	0.5%	859	0.7%
Total Acquired ASC 310-30 loans	$3,270	4.6%	$3,111	6.8%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$935	0.7%	$1,084	1.1%
Owner-occupied commercial real estate	340	0.3%	463	0.4%
1-4 single family residential	282	1.2%	332	1.6%
Construction, land and development	37	0.1%	36	0.1%
Home equity loans and lines of credit	273	0.8%	291	1.0%
Total real estate loans	1,867	3.1%	2,206	4.2%
Other loans:
Commercial and industrial	55	0.2%	60	0.2%
Consumer	4	—%	4	—%
Total other loans	59	0.2%	64	0.2%
Total Acquired Non-ASC 310-30 loans	$1,926	3.3%	$2,270	4.4%
Total loans	$33,706	100.0%	$29,126	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995
Provision (credit) for ASC 310-30 loans	5	—	—	1	—	(20)	(16)	(30)
Provision (credit) for non-ASC 310-30 loans	(98)	(64)	(26)	1	(6)	(2)	—	(195)
Provision (credit) for New loans	736	35	125	287	122	908	(12)	2,201
Total provision	643	(29)	99	289	116	886	(28)	1,976
Charge-offs for ASC 310-30 loans	(352)	—	—	(3)	—	(1)	(2)	(358)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	—	—	(3)	—	(1)	(2)	(358)
Recoveries for ASC 310-30 loans	—	—	31	62	—	—	—	93
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	31	62	—	—	—	93
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2015	$9,296	$1,252	$5,213	$2,312	$398	$5,705	$337	$24,513
Provision (credit) for ASC 310-30 loans	(784)	—	(63)	(178)	—	143	115	(767)
Provision (credit) for non-ASC 310-30 loans	848	(7)	(7)	(12)	143	(11)	(1)	953
Provision (credit) for New loans	383	303	755	633	22	183	5	2,284
Total provision	447	296	685	443	165	315	119	2,470
Charge-offs for ASC 310-30 loans	(109)	—	(121)	—	—	(45)	—	(275)
Charge-offs for non-ASC 310-30 loans	—	—	(63)	—	—	—	—	(63)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(109)	—	(184)	—	—	(45)	—	(338)
Recoveries for ASC 310-30 loans	18	—	30	269	—	82	—	399
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	2	—	2
Total recoveries	18	—	30	269	—	84	—	401
Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579
Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(193)	—	1	(9)	—	(22)	(20)	(243)
Provision (credit) for non-ASC 310-30 loans	(953)	(122)	(50)	1	17	(5)	6	(1,106)
Provision (credit) for New loans	1,228	132	1,032	338	150	1,892	(7)	4,765
Total provision	82	10	983	330	167	1,865	(21)	3,416
Charge-offs for ASC 310-30 loans	(352)	—	—	(33)	—	(76)	(2)	(463)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	—	(33)	(35)	(76)	(8)	(505)
Recoveries for ASC 310-30 loans	761	—	31	62	—	11	—	865
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,565	—	31	62	—	11	—	1,669
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(865)	—	1	(198)	—	119	157	(786)
Provision (credit) for non-ASC 310-30 loans	880	(4)	49	(19)	147	(8)	—	1,045
Provision (credit) for New loans	1,236	532	1,138	452	61	140	1	3,560
Total provision	1,251	528	1,188	235	208	251	158	3,819
Charge-offs for ASC 310-30 loans	(205)	—	(207)	(56)	—	(75)	(60)	(603)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	—	—	—	(128)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(205)	—	(335)	(56)	—	(75)	(60)	(731)
Recoveries for ASC 310-30 loans	400	—	151	389	—	131	—	1,071
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	7	—	7
Total recoveries	400	—	151	389	—	138	—	1,078
Ending ALL balance
ASC 310-30 loans	2,585	—	270	793	—	1,133	387	5,168
Non-ASC 310-30 loans	1,375	54	335	56	432	41	6	2,299
New loans	5,692	1,494	5,139	2,175	131	4,885	63	19,579
Balance at June 30, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046

As of June 30, 2016, our New loans have exhibited limited delinquency and credit loss history prohibiting the Company from establishing an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from the Federal Financial Institutions Examination Council’s quarterly Unified Performance Branch Report for Group 1 banks (assets greater than $3 billion) using an annualized weighted average eight quarter rolling basis. Historical loss factors are adjusted for qualitative factors including trends in delinquencies and nonaccrual loans, production trends, average risk ratings and loan-to-value ratios, current industry conditions, general economic conditions, credit concentrations by portfolio and asset categories and portfolio quality. Other adjustments for qualitative factors may be made to the ALL after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. The Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates.

The ALL increased $4.6 million to $33.7 million at June 30, 2016 from $29.1 million at December 31, 2015, primarily due to the increase in New loans of $912.3 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 71.59% and 0.56% as of June 30, 2016, compared to 50.47% and 0.56% at December 31, 2015. The increase in the ALL as a percentage of nonperforming assets was the result of the decrease in the acquired loan portfolio and a decrease in OREO. The allowance coverage ratio on New loans remained flat over the same period.
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
The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—	$63,168
Termination of FDIC loss sharing agreements	—	—	—	(63,168)
Balance at end of period	$—	$—	$—	$—
The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—	$13,846
Termination of FDIC loss sharing agreements	—	—	—	(13,846)
Balance at end of period	$—	$—	$—	$—

Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial real estate	$12,235	$4,980
1-4 single family residential	1,883	4,875
Construction, land and development	15,172	29,485
Total	$29,290	$39,340

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$43,522	$75,017	$39,340	$74,527
Transfers from loan portfolio	3,277	2,168	10,622	14,835
Impairments	(796)	(69)	(886)	(173)
Sales	(16,713)	(34,462)	(19,786)	(46,535)
Balance at end of period	$29,290	$42,654	$29,290	$42,654
Total OREO held by the Company was $29.3 million as of June 30, 2016, a decrease of $10.1 million from December 31, 2015. The decrease in other real estate owned was due to OREO sales of $19.8 million during the six months ended June 30, 2016.
Bank-owned Life Insurance
BOLI policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-10, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$169,531	$139,733	$168,246	$139,829
Additions from premium payments	—	—	—	—
Net gain in cash surrender value	1,286	1,097	2,571	2,194
Mortality proceeds receivable	—	—	—	(1,193)
Balance at end of period	$170,817	$140,830	$170,817	$140,830
As of June 30, 2016 and December 31, 2015, the BOLI cash surrender value was $170.8 million and $168.2 million respectively. The company recognized $1.3 million and $1.1 million of BOLI income for the three months ended June 30, 2016 and 2015 resulting in a pre-tax yield of 3.03% and 3.13%, respectively. The company recognized $2.6 million and $2.2 million of BOLI income for the six months ended June 30, 2016 and 2015 resulting in a pre-tax yield of 3.04% and 3.14%, respectively. The total death benefit of the BOLI policies at June 30, 2016 and December 31, 2015 totaled $524.5 million and $521.8 million, respectively.
Deposits
We expect that deposits will be our primary funding source in the future. We expect commercial core deposits will drive core deposit growth.

The following table shows the deposit mix as of the periods presented:

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$789,019	12.2%	$637,047	11.7%
Interest-bearing demand deposits	725,896	11.2%	608,454	11.2%
Interest-bearing NOW accounts	425,464	6.6%	347,832	6.4%
Savings and money market accounts	2,338,828	36.2%	1,979,132	36.5%
Time deposits	2,188,459	33.8%	1,858,173	34.2%
Total deposits	$6,467,666	100.0%	$5,430,638	100.0%
Deposits at June 30, 2016 totaled $6.47 billion, an increase of $1.04 billion, or 19.1%, from December 31, 2015. The increase in deposits consisted of a $706.7 million increase in core deposits and a $330.3 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represents 66.2% of total deposits at June 30, 2016, an increase from 65.8% at December 31, 2015.

The increase in core deposits was primarily due to growth in demand deposits and savings and money market accounts due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended June 30, 2016 was 0.69%. This represents an increase of 12 basis points as compared to the average rate paid on deposits of 0.57% for the three months ended June 30, 2015. The average rate paid on time deposits for the three months ended June 30, 2016 was 1.15%. This represents an increase of 15 basis points compared to the average rate paid on time deposits of 1.00% for the three months ended June 30, 2015.

The average rate paid on deposits for the six months ended June 30, 2016 was 0.68%. This represents an increase of 12 basis points as compared to the average rate paid on deposits of 0.56% for the six months ended June 30, 2015. The average rate paid on time deposits for the six months ended June 30, 2016 was 1.13%. This represents an increase of 16 basis points compared to the average rate paid on time deposits of 0.97% for the six months ended June 30, 2015.
The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

June 30, 2016
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$206,333
After three months through six months	191,580
After six months through twelve months	674,202
After twelve months	534,494
Total	$1,606,609

Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
FHLB advances	$591,250	$806,500
Securities sold under repurchase agreements	138,279	159,754
Retail repurchase agreements	25,055	13,448
Total contractual outstanding	754,584	979,702
Fair value adjustment	2,175	3,481
Total borrowings	$756,759	$983,183
At June 30, 2016, total borrowings were $756.8 million, a decrease of $226.4 million, or 23.0%, from $983.2 million at December 31, 2015. The decrease in total borrowings was primarily driven by the $215.3 million decrease in FHLB advances and a decrease in securities sold under repurchase agreements of $21.5 million partially offset by an increase in retail repurchase agreement of $11.6 million.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$680,250	$809,850	$723,250	$809,850
Balance outstanding at end of period	341,250	809,850	341,250	809,850
Average outstanding during the period	520,523	730,656	603,127	684,103
Average interest rate during the period	0.63%	0.26%	0.62%	0.25%
Average interest rate at the end of the period	0.71%	0.32%	0.71%	0.32%
Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$889,299	$846,834	$876,109	$851,653
Net income (loss)	23,504	19,376	45,956	2,502
Stock-based compensation, RSU and warrant expense	1,200	2,363	2,238	3,874
Treasury stock purchases	(6,682)	(802)	(20,264)	(802)
Exercise of stock options and warrants	2,796	203	4,889	873
Other	(1)	(21)	(15)	(20)
Other comprehensive income (loss)	13,056	(10,474)	14,259	(601)
Balance at end of period	$923,172	$857,479	$923,172	$857,479
For the three months ended June 30, 2016 the Company reported net income of $23.5 million, an increase of $4.1 million, compared to a net income of $19.4 million for the three months ended June 30, 2015. The Company’s results of operations for the period ended June 30, 2016 produced an annualized return on average assets of 1.19% and an annualized return on average common stockholders’ equity of 10.41% compared to prior year ratios of 1.23% and 9.09%, respectively.

For the six months ended June 30, 2016 the Company reported net income of $46.0 million, an increase of $43.5 million, compared to a net income of $2.5 million for the six months ended June 30, 2015. The Company’s results of operations for the period ended June 30, 2016 produced an annualized return on average assets of 1.19% and an annualized return on average common stockholders’ equity of 10.35% compared to prior year ratios of 0.08% and 0.59%, respectively.
Stockholders’ equity totaled $923.2 million as of June 30, 2016, an increase of $47.1 million from $876.1 million as of December 31, 2015, primarily driven by net income of $46.0 million and other comprehensive income of $14.3 million which were partially offset by treasury stock repurchases of $20.3 million.
Treasury Stock
The following table summarized the share repurchase activity for the three months ended June 30, 2016:

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
April 2016	—	—	48,465,408	21,534,592
May 2016	4,480	37.00	48,631,286	21,368,714
June 2016	191,506	34.01	55,147,888	14,852,112
Total	195,986	34.08
During the three months ended June 30, 2016, the Company repurchased 195,986 shares of Class A common stock at a weighted average price of $34.08 per share for an aggregate amount of $6.7 million. During the six months ended June 30, 2016, the Company repurchased 617,550 shares of Class A common stock at a weighted average price of $32.79 per share for an aggregate amount of $20.3 million. The Company accounted for the transactions under the cost method and holds 2,787,056 common shares with a cost of $73.9 million in Treasury Stock as of June 30, 2016. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.
Warrants
The following table presents the activity during the six months ended June 30, 2016 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3,024,123	$26.42
Granted	—	—
Exercised	(300,622)	26.09
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2016	2,723,501	26.46
Exercisable at June 30, 2016	1,620,023	25.22
Vested at June 30, 2016	2,723,501	26.46
Vested and expected to vest at June 30, 2016	2,723,501	26.46
Capital Resources
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. Information presented for June 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our

Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. Beginning January 1, 2016, Basel III implemented a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital. Beginning January 1, 2016, the capital conservation buffer is 0.625% for 2016 and increases by 0.625% for each year through 2019. The capital planning process and position is monitored by the Enterprise Risk Committee.

The Company and Bank’s regulatory capital ratios, including the impact of the capital conservation buffer to the minimum capital requirements effective January 1, 2016, are as follows:

	Minimum Capital Requirement	Minimum to be Well Capitalized	June 30, 2016	December 31, 2015
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	9.8%	10.3%
Common equity tier 1 capital ratio	4.5%	6.5%	11.3%	12.1%
Tier 1 risk-based capital ratio	6.0%	8.0%	11.3%	12.1%
Total risk-based capital ratio	8.0%	10.0%	11.3%	12.1%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	9.6%	9.9%
Common equity tier 1 capital ratio	4.5%	6.5%	11.1%	11.6%
Tier 1 risk-based capital ratio	6.0%	8.0%	11.1%	11.6%
Total risk-based capital ratio	8.0%	10.0%	11.2%	11.6%
At June 30, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2016, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2016 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of June 30, 2016 and December 31, 2015, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
As of June 30, 2016, the Company had a Tier 1 leverage ratio of 9.8%, which provided $372.5 million of excess capital relative to the minimum requirements to be considered well capitalized. As of June 30, 2016, the Bank had a Tier 1 leverage ratio of 9.6%, which provided $353.3 million of excess capital relative to the minimum requirements to be considered well capitalized.
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
The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At June 30, 2016, the Company had additional capacity to borrow from the FHLB of $1.28 billion. Also, at June 30, 2016, the Company has unused credit lines with financial institutions of $70.0 million.
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

The Company approved a stock repurchase program under which the Company is authorized to acquire up to $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of June 30, 2016, the Company has repurchased $55.1 million of its Class A Common Stock under the stock repurchase program.
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

The following table summarizes commitments as of the dates presented:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to fund loans	$686,149	$578,730
Unused lines of credit	361,925	358,601
Commercial and standby letters of credit	22,018	14,410
Total	$1,070,092	$951,741
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.
Non-GAAP Financial Measures
The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the second quarter of 2016 include $1.0 million of severance and other operating expenses and a $324 thousand gain on sale of investment securities.

The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Core Net Income
(Unaudited)
	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands, except per share data)
Net Income	$23,504	$22,452	$29,749	$21,140	$19,376
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	324	(54)	(28)	166	761
FDIC loss share indemnification loss	—	—	—	—	—
Noninterest expenses
Salaries and employee benefits	1,018	240	48	3	(17)
Occupancy and equipment	—	103	512	—	—
Professional services	—	—	—	—	45
Data processing and network fees	—	—	—	—	—
Other operating expenses	—	7	88	20	203
Taxes
Tax Effect of adjustments	17	(146)	(7,897)	50	185
Core Net Income	$24,215	$22,710	$22,528	$21,047	$19,031
Average assets	$7,899,230	$7,554,078	$7,123,099	$6,650,260	$6,325,073
ROA	1.19%	1.19%	1.66%	1.26%	1.23%
Core ROA	1.23%	1.21%	1.25%	1.26%	1.21%
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands, except share and per share data)
Total assets	$8,221,222	$7,836,124	$7,331,486	$6,888,689	$6,607,198
Less:
Goodwill and other intangible assets	86,408	86,705	87,084	87,484	87,884
Tangible assets	$8,221,222	$7,749,419	$7,244,402	$6,801,205	$6,519,314
Total stockholders’ equity	$923,172	$889,299	$876,109	$855,878	$857,479
Less:
Goodwill and other intangible assets	86,408	86,705	87,084	87,484	87,884
Tangible stockholders’ equity	$836,764	$802,594	$789,025	$768,394	$769,595
Shares outstanding	40,537,913	40,595,787	40,860,453	40,984,200	41,423,199
Tangible book value per share	$20.64	$19.77	$19.31	$18.75	$18.58
Average assets	$7,899,230	$7,554,078	$7,123,099	$6,650,260	$6,325,073
Average equity	905,728	876,059	864,654	861,971	855,128
Average goodwill and other intangible assets	86,564	86,917	87,291	87,701	88,091
Tangible average equity to tangible average assets	10.5%	10.6%	11.0%	11.8%	12.3%
Tangible common equity ratio	10.3%	10.4%	10.9%	11.3%	11.8%
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
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2015 to June 30, 2016. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.
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

FCB Financial Holdings, Inc. (Registrant)

Date:	August 8, 2016	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)