Form 10-Q
period 2016-09-30
FCB FINANCIAL HOLDINGS, INC.
filed 2016-11-09
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of November 1, 2016, the registrant had 38,671,524 shares of Class A Common Stock and 2,289,954 shares of Class B Non-voting Common Stock outstanding.

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I.     FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$67,324	$44,696
Interest-earning deposits in other banks	20,010	57,764
Investment securities:
Available for sale securities, at fair value	1,672,089	1,524,622
Federal Home Loan Bank and other bank stock, at cost	43,486	59,477
Total investment securities	1,715,575	1,584,099
Loans held for sale	15,748	2,514
Loans:
New loans	5,837,759	4,610,763
Acquired loans	431,734	582,424
Allowance for loan losses	(35,785)	(29,126)
Loans, net	6,233,708	5,164,061
Premises and equipment, net	38,112	36,954
Other real estate owned	25,654	39,340
Goodwill	81,204	81,204
Core deposit intangible	4,947	5,880
Deferred tax assets, net	59,081	75,176
Bank-owned life insurance	172,105	168,246
Other assets	97,684	71,552
Total assets	$8,531,152	$7,331,486
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$830,910	$637,047
Interest-bearing	3,794,215	2,935,418
Total transaction accounts	4,625,125	3,572,465
Time deposits	2,292,438	1,858,173
Total deposits	6,917,563	5,430,638
Borrowings (including FHLB advances of $400,000 and $806,500, respectively)	568,175	983,183
Other liabilities	79,329	41,556
Total liabilities	7,565,067	6,455,377
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 41,241,596; 39,103,945 issued and 38,547,107; 37,126,571 outstanding	41	39
Class B common stock, par value $0.001 per share; 50 million shares authorized; 2,557,596; 3,926,014 issued and 2,365,464; 3,733,882 outstanding	3	4
Additional paid-in capital	866,673	850,609
Retained earnings	160,555	88,535
Accumulated other comprehensive income (loss)	16,186	(9,443)
Treasury stock, at cost; 2,694,489; 1,977,374 Class A and 192,132; 192,132 Class B common shares	(77,373)	(53,635)
Total stockholders’ equity	966,085	876,109
Total liabilities and stockholders’ equity	$8,531,152	$7,331,486
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$65,748	$51,670	$189,678	$139,178
Interest and dividends on investment securities	14,955	13,315	43,799	38,594
Other interest income	97	38	259	111
Total interest income	80,800	65,023	233,736	177,883
Interest expense:
Interest on deposits	11,736	6,846	31,369	18,422
Interest on borrowings	1,786	1,408	5,717	3,634
Total interest expense	13,522	8,254	37,086	22,056
Net interest income	67,278	56,769	196,650	155,827
Provision for loan losses	1,990	675	5,406	4,494
Net interest income after provision for loan losses	65,288	56,094	191,244	151,333
Noninterest income:
Service charges and fees	884	823	2,532	2,358
Loan and other fees	2,145	1,783	6,407	6,186
Bank-owned life insurance income	1,288	1,101	3,859	3,295
FDIC loss share indemnification loss	—	—	—	(65,529)
Income from resolution of acquired assets	1,052	2,225	2,210	8,495
Gain (loss) on sales of other real estate owned	925	228	2,917	7,398
Gain (loss) on investment securities	749	166	1,019	1,934
Other noninterest income (loss)	1,099	746	2,854	2,998
Total noninterest income (loss)	8,142	7,072	21,798	(32,865)
Noninterest expense:
Salaries and employee benefits	18,711	16,840	56,970	51,271
Occupancy and equipment expenses	3,480	3,368	10,086	10,451
Loan and other real estate related expenses	1,834	1,939	5,889	5,440
Professional services	1,180	1,166	3,622	3,761
Data processing and network	2,882	2,433	8,541	7,952
Regulatory assessments and insurance	1,860	1,919	5,817	6,130
Amortization of intangibles	257	400	933	1,231
Other operating expenses	2,832	2,641	8,453	7,167
Total noninterest expense	33,036	30,706	100,311	93,403
Income (loss) before income tax expense (benefit)	40,394	32,460	112,731	25,065
Income tax expense (benefit)	14,330	11,320	40,711	1,423
Net income (loss)	$26,064	$21,140	$72,020	$23,642
Earnings (loss) per share:
Basic	$0.64	$0.51	$1.77	$0.57
Diluted	$0.60	$0.48	$1.67	$0.55
Weighted average shares outstanding:
Basic	40,608,706	41,381,482	40,651,201	41,410,494
Diluted	43,150,813	43,798,378	43,015,703	43,112,947
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$26,064	$21,140	$72,020	$23,642
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(7,372), $1,784, $(16,761) and $1,283, respectively	11,751	(2,841)	26,689	(2,042)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $240, $90, $668 and $969, respectively	(381)	(142)	(1,060)	(1,542)
Total other comprehensive income (loss)	11,370	(2,983)	25,629	(3,584)
Total comprehensive income (loss)	$37,434	$18,157	$97,649	$20,058
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2015	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income (loss)	—	—	—	—	—	23,642	—	—	23,642
Exchange of B shares to A shares	2,850,968	(2,850,968)	3	(3)	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	4,588	—	—	—	4,588
Treasury stock purchases	(838,903)	—	—	—	—	—	(27,312)	—	(27,312)
Exercise of stock options	413,405				6,935				6,935
Other	—	—	—	—	(44)	—	—	—	(44)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,584)	(3,584)
Balance as of September 30, 2015	36,895,120	4,089,080	$39	$4	$846,017	$58,786	$(46,063)	$(2,905)	$855,878
Balance as of January 1, 2016	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income (loss)	—	—	—	—	—	72,020	—	—	72,020
Exchange of B shares to A shares	1,368,418	(1,368,418)	1	(1)	—	—	—	—	—
Stock-based compensation, RSA and warrant expense	—	—	—	—	3,904	—	—	—	3,904
Treasury stock purchases	(717,115)	—	—	—		—	(23,738)		(23,738)
Exercise of stock options and warrants	648,021	—	1	—	12,199	—	—	—	12,200
Restricted stock awards (RSAs)	121,212	—	—	—	—	—	—	—	—
Other	—	—	—	—	(39)	—	—	—	(39)
Other comprehensive income (loss)	—	—	—	—	—	—	—	25,629	25,629
Balance as of September 30, 2016	38,547,107	2,365,464	$41	$3	$866,673	$160,555	$(77,373)	$16,186	$966,085
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$72,020	$23,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	5,406	4,494
Amortization of intangible assets	933	1,231
Depreciation and amortization of premises and equipment	2,643	2,866
Amortization of discount on loans	(730)	(2,272)
Net amortization (accretion) of premium (discount) on investment securities	1,148	1,515
Net amortization (accretion) of premium (discount) on time deposits	(44)	(306)
Net amortization (accretion) on FHLB advances and other borrowings	(1,968)	(1,950)
Impairment of other real estate owned	1,111	296
FDIC Loss share indemnification loss	—	65,529
(Gain) loss on investment securities	(1,019)	(1,934)
(Gain) loss on sale of loans	(1,242)	—
(Gain) loss on sale of other real estate owned	(2,917)	(7,398)
(Gain) loss on sale of premises and equipment	43	112
Deferred tax expense	—	(29,882)
Stock-based compensation, RSU and warrant expense	3,904	4,156
Increase in cash surrender value of BOLI	(3,859)	(3,295)
Net change in operating assets and liabilities:
Net change in loans held for sale	(11,992)	(1,866)
Settlement of FDIC loss share agreement	—	(14,815)
Net change in other assets	4,390	(1,909)
Net change in other liabilities	5,269	1,977
Net cash provided by (used in) operating activities	73,096	40,191
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(417,944)	(584,979)
Sales of investment securities available for sale	256,939	351,620
Paydown and maturities of investment securities available for sale	57,115	121,028
Purchase of FHLB and other bank stock	(64,657)	(51,881)
Sales of FHLB and other bank stock	80,648	52,817
Net change in loans	(968,109)	(664,119)
Purchase of loans	(200,480)	(241,727)
Proceeds from sale of loans	82,934	12,770
Purchase of bank-owned life insurance	—	(25,000)
Proceeds from sale of other real estate owned	26,824	60,046
Purchase of premises and equipment	(4,078)	(1,367)
Proceeds from the sale of premises and equipment	234	—
Proceeds from life insurance	—	1,193
Net cash provided by (used in) investing activities	(1,150,574)	(969,599)
Cash Flows From Financing Activities:
Net change in deposits	1,486,969	843,615
Net change in FHLB advances	(406,500)	2,364
Net change in repurchase agreements	(6,540)	81,525
Repurchase of stock	(23,738)	(27,312)
Exercise of stock options	12,200	6,935
Other	(39)	(45)
Net cash provided by (used in) financing activities	1,062,352	907,082
Net Change in Cash and Cash Equivalents	(15,126)	(22,326)
Cash and Cash Equivalents at Beginning of Period	102,460	107,085
Cash and Cash Equivalents at End of Period	$87,334	$84,759
Supplemental Disclosures of Cash Flow Information:
Interest paid	$36,394	$21,906
Income taxes paid	44,568	36,304
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$11,332	$18,822
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
Nature of Operations
The Company is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 48 banking centers located in Florida at September 30, 2016.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which created Topic 842, Leases, and supersedes the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The core principal of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-stop decision sequence. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity should apply the amendments in this ASU on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments." The objective of this guidance is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.
NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
September 30, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,542	$158	$161	$16,539
U.S. Government agencies and sponsored enterprises mortgage-backed securities	422,358	10,829	274	432,913
State and municipal obligations	10,741	225	—	10,966
Asset-backed securities	497,109	2,702	1,397	498,414
Corporate bonds and other debt securities	554,514	15,491	2,699	567,306
Preferred stock and other equity securities	144,474	1,572	95	145,951
Total available for sale	$1,645,738	$30,977	$4,626	$1,672,089

	Amortized Cost	Unrealized		Fair Value
December 31, 2015		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$20,930	$100	$142	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	392,123	2,587	1,595	393,115
State and municipal obligations	2,041	174	—	2,215
Asset-backed securities	503,240	383	9,689	493,934
Corporate bonds and other debt securities	450,489	1,596	7,190	444,895
Preferred stock and other equity securities	171,170	1,153	2,748	169,575
Total available for sale	$1,539,993	$5,993	$21,364	$1,524,622
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB'). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $538.0 million and $939.6 million at September 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

September 30, 2016	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	182,483	182,922
Due after five years through ten years	91,492	93,451
Due after ten years	291,280	301,899
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	936,009	947,866
Preferred stock and other equity securities	144,474	145,951
Total available for sale	$1,645,738	$1,672,089
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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$11,724	$161	$—	$—	$11,724	$161
U.S. Government agencies and sponsored enterprises mortgage-backed securities	14,220	53	12,782	221	27,002	274
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	3,841	4	91,524	1,393	95,365	1,397
Corporate bonds and other debt securities	71,720	543	85,185	2,156	156,905	2,699
Preferred stock and other equity securities	33,783	19	5,069	76	38,852	95
Total available for sale	$135,288	$780	$194,560	$3,846	$329,848	$4,626

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$15,687	$142	$—	$—	$15,687	$142
U.S. Government agencies and sponsored enterprises mortgage-backed securities	225,109	1,391	12,584	204	237,693	1,595
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	354,912	6,290	78,112	3,399	433,024	9,689
Corporate bonds and other debt securities	347,302	7,190	—	—	347,302	7,190
Preferred stock and other equity securities	96,543	1,740	19,000	1,008	115,543	2,748
Total available for sale	$1,039,553	$16,753	$109,696	$4,611	$1,149,249	$21,364

At September 30, 2016, the Company’s security portfolio consisted of 346 securities, of which 79 securities were in an unrealized loss position. A total of 34 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at September 30, 2016. The following describes the basis under which the Company has evaluated OTTI:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross realized gains	$1,074	$104	$2,283	$2,065
Gross realized losses	(386)	(106)	(1,382)	(1,019)
Net realized gains (losses)	$688	$(2)	$901	$1,046
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
The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

September 30, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$160,219	$39,769	$1,272,150	$1,472,138
Owner-occupied commercial real estate	—	20,042	596,131	616,173
1-4 single family residential	34,329	71,302	1,982,340	2,087,971
Construction, land and development	25,156	6,338	639,626	671,120
Home equity loans and lines of credit	—	43,096	47,508	90,604
Total real estate loans	$219,704	$180,547	$4,537,755	$4,938,006
Other loans:
Commercial and industrial	$21,985	$7,001	$1,295,324	$1,324,310
Consumer	2,074	423	4,680	7,177
Total other loans	24,059	7,424	1,300,004	1,331,487
Total loans held in portfolio	$243,763	$187,971	$5,837,759	$6,269,493
Allowance for loan losses				(35,785)
Loans held in portfolio, net				$6,233,708

December 31, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$247,628	$55,985	$998,141	$1,301,754
Owner-occupied commercial real estate	—	21,101	524,728	545,829
1-4 single family residential	40,922	84,111	1,541,255	1,666,288
Construction, land and development	28,017	6,338	537,494	571,849
Home equity loans and lines of credit	—	49,407	30,945	80,352
Total real estate loans	$316,567	$216,942	$3,632,563	$4,166,072
Other loans:
Commercial and industrial	$36,783	$9,312	$972,803	$1,018,898
Consumer	2,390	430	5,397	8,217
Total other loans	39,173	9,742	978,200	1,027,115
Total loans held in portfolio	$355,740	$226,684	$4,610,763	$5,193,187
Allowance for loan losses				(29,126)
Loans held in portfolio, net				$5,164,061

(1)	Balance includes $5.0 million and $7.1 million of deferred fees, costs, and premium and discount as of September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, the unpaid principal balance of ASC 310-30 loans were $280.4 million and $457.9 million, respectively. At September 30, 2016 and December 31, 2015, the Company had pledged loans as collateral for FHLB advances of $3.11 billion and $2.13 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2016 totaled $3.1 million. The Company held $466.9 million and $464.2 million of syndicated national loans as of September 30, 2016 and December 31, 2015
During the three and nine months ended September 30, 2016, the Company purchased approximately $9.7 and $198.9 million in loans from third parties. During the three and nine months ended September 30, 2015, the Company purchased approximately $0.0 million and $233.6 million, respectively, in loans from third parties.
During the three and nine months ended September 30, 2016, the Company sold approximately $23.3 million and $85.0 million, respectively, loans to third parties. During the three and nine months ended September 30, 2015, the Company sold approximately $26.4 million and $45.9 million, respectively, in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $23.2 million and $28.6 million between non-accretable and accretable discount during the nine months ended September 30, 2016 and 2015, respectively.
Changes in accretable discount for ASC 310-30 loans for the nine months ended September 30, 2016 and 2015, were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at January 1,	$144,152	$156,197
Accretion	(42,722)	(38,273)
Reclassifications from (to) non-accretable difference	(23,207)	28,638
Balance at September 30,	$78,223	$146,562

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
Changes in the ALL by loan portfolio and segment for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706
Provision (credit) for ASC 310-30 loans	110	—	2	(81)	—	(25)	(11)	(5)
Provision (credit) for non-ASC 310-30 loans	(68)	(56)	27	7	1	64	5	(20)
Provision (credit) for New loans	111	141	(639)	998	19	1,332	53	2,015
Total provision	153	85	(610)	924	20	1,371	47	1,990
Charge-offs for ASC 310-30 loans	—	—	(31)	—	—	—	(4)	(35)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	—	(31)	—	—	—	(4)	(35)
Recoveries for ASC 310-30 loans	106	—	—	10	—	—	—	116
Recoveries for non-ASC 310-30 loans	—	—	—	—	8	—	—	8
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	106	—	—	10	8	—	—	124
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046
Provision (credit) for ASC 310-30 loans	(791)	—	(38)	(310)	—	(67)	30	(1,176)
Provision (credit) for non-ASC 310-30 loans	(110)	14	11	(20)	74	41	6	16
Provision (credit) for New loans	(390)	45	203	251	41	1,712	(27)	1,835
Total provision	(1,291)	59	176	(79)	115	1,686	9	675
Charge-offs for ASC 310-30 loans	(65)	—	(224)	—	—	(57)	—	(346)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(37)	—	(8)	(45)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(65)	—	(224)	—	(37)	(57)	(8)	(391)
Recoveries for ASC 310-30 loans	—	—	18	18	—	23	—	59
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5
Total recoveries	—	—	18	18	—	28	—	64
Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419
Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(83)	—	3	(90)	—	(47)	(31)	(248)
Provision (credit) for non-ASC 310-30 loans	(1,021)	(178)	(23)	8	18	59	11	(1,126)
Provision (credit) for New loans	1,339	273	393	1,336	169	3,224	46	6,780
Total provision	235	95	373	1,254	187	3,236	26	5,406
Charge-offs for ASC 310-30 loans	(352)	—	(31)	(33)	—	(76)	(6)	(498)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	(31)	(33)	(35)	(76)	(12)	(540)
Recoveries for ASC 310-30 loans	867	—	31	72	—	11	—	981
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,671	—	31	72	8	11	—	1,793
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(1,656)	—	(37)	(508)	—	52	187	(1,962)
Provision (credit) for non-ASC 310-30 loans	770	10	60	(39)	221	33	6	1,061
Provision (credit) for New loans	846	577	1,341	703	102	1,852	(26)	5,395
Total provision	(40)	587	1,364	156	323	1,937	167	4,494
Charge-offs for ASC 310-30 loans	(270)	—	(431)	(56)	—	(132)	(60)	(949)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(37)	—	(8)	(173)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(270)	—	(559)	(56)	(37)	(132)	(68)	(1,122)
Recoveries for ASC 310-30 loans	400	—	169	407	—	154	—	1,130
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12
Total recoveries	400	—	169	407	—	166	—	1,142
Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419
Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
September 30, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$—	$—	$—	$581
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	722	—	698	1,420
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	63	63
Total real estate loans	581	722	—	761	2,064
Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$581	$722	$—	$761	$2,064
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,773	$4,773
Owner-occupied commercial real estate	528	—	—	2,158	2,686
1-4 single family residential	153	—	—	2,649	2,802
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	58	20	—	2,430	2,508
Total real estate loans	739	20	—	12,010	12,769
Other loans:
Commercial and industrial	177	—	—	687	864
Consumer	—	—	—	—	—
Total other loans	177	—	—	687	864
Total acquired loans	$916	$20	$—	$12,697	$13,633

	Accruing
December 31, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	113	—	—	113
1-4 single family residential	9,439	869	—	1,454	11,762
Construction, land and development	467	—	—	—	467
Home equity loans and lines of credit	64	—	—	—	64
Total real estate loans	9,970	982	—	1,454	12,406
Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$9,970	$982	$—	$1,454	$12,406
Acquired Loans:
Real estate loans:
Commercial real estate	$63	$—	$—	$5,282	$5,345
Owner-occupied commercial real estate	—	95	—	2,247	2,342
1-4 single family residential	1,393	697	—	3,016	5,106
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	490	97	—	2,295	2,882
Total real estate loans	1,946	889	—	12,840	15,675
Other loans:
Commercial and industrial	90	—	—	877	967
Consumer	—	—	—	23	23
Total other loans	90	—	—	900	990
Total acquired loans	$2,036	$889	$—	$13,740	$16,665
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

The following table summarizes the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

September 30, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,272,150	$—	$—	$—
Owner-occupied commercial real estate	595,956	175	—	—
Construction, land and development	639,626	—	—	—
Commercial and industrial	1,295,324	—	—	—
Total new loans	$3,803,056	$175	$—	$—
Acquired loans:
Commercial real estate	$34,632	$—	$5,137	$—
Owner-occupied commercial real estate	17,884	—	2,158	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	5,955	—	1,046	—
Total acquired loans	$64,809	$—	$8,341	$—

December 31, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$998,141	$—	$—	$—
Owner-occupied commercial real estate	524,728	—	—	—
Construction, land and development	537,494	—	—	—
Commercial and industrial	972,803	—	—	—
Total new loans	$3,033,166	$—	$—	$—
Acquired loans:
Commercial real estate	$50,328	$—	$5,657	$—
Owner-occupied commercial real estate	18,854	—	2,247	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	6,715	1,352	1,245	—
Total acquired loans	$82,235	$1,352	$9,149	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
September 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$1,272,150	$—	$—	$6,807	$—
Owner-occupied commercial real estate	—	596,131	—	—	2,053	—
1-4 single family residential	524	1,981,816	—	—	6,460	—
Construction, land and development	—	639,626	—	—	4,376	—
Home equity loans and lines of credit	66	47,442	—	66	361	—
Total real estate loans	$590	$4,537,165	$—	$66	$20,057	$—
Other loans:
Commercial and industrial	$—	$1,295,324	$—	$—	$10,376	$—
Consumer	—	4,680	—	—	92	—
Total other loans	$—	$1,300,004	$—	$—	$10,468	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,773	$34,996	$160,219	$688	$179	$2,330
Owner-occupied commercial real estate	2,068	17,974	—	223	61	—
1-4 single family residential	2,833	68,469	34,329	88	221	29
Construction, land and development	—	6,338	25,156	—	44	277
Home equity loans and lines of credit	1,055	42,041	—	—	282	—
Total real estate loans	$10,729	$169,818	$219,704	$999	$787	$2,636
Other loans:
Commercial and industrial	$687	$6,314	$21,985	$68	$51	$341
Consumer	—	423	2,074	—	9	369
Total other loans	$687	$6,737	$24,059	$68	$60	$710

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$998,141	$—	$—	$5,468	$—
Owner-occupied commercial real estate	—	524,728	—	—	1,780	—
1-4 single family residential	—	1,541,255	—	—	6,067	—
Construction, land and development	—	537,494	—	—	3,040	—
Home equity loans and lines of credit	—	30,945	—	—	192	—
Total real estate loans	$—	$3,632,563	$—	$—	$16,547	$—
Other loans:
Commercial and industrial	$—	$972,803	$—	$—	$7,152	$—
Consumer	—	5,397	—	—	46	—
Total other loans	$—	$978,200	$—	$—	$7,198	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$5,282	$50,703	$247,628	$829	$255	$1,898
Owner-occupied commercial real estate	2,244	18,857	—	399	64	—
1-4 single family residential	263	83,848	40,922	—	332	26
Construction, land and development	—	6,338	28,017	—	36	328
Home equity loans and lines of credit	916	48,491	—	—	291	—
Total real estate loans	$8,705	$208,237	$316,567	$1,228	$978	$2,252
Other loans:
Commercial and industrial	$877	$8,435	$36,783	$—	$60	$453
Consumer	—	430	2,390	—	4	406
Total other loans	$877	$8,865	$39,173	$—	$64	$859

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$66	$66	$66	$524	$524
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,414	$4,921	$688	$359	$397
Owner-occupied commercial real estate	2,068	2,241	223	—	—
1-4 single family residential	565	512	88	1,951	2,268
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,055	1,415
Total real estate loans	$7,047	$7,674	$999	$3,365	$4,080
Other loans:
Commercial and industrial	$345	$345	$68	$342	$1,075
Consumer	—	—	—	—	—
Total other loans	$345	$345	$68	$342	$1,075

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Total real estate loans	$—	$—	$—	$—	$—
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,555	$4,924	$829	$727	$750
Owner-occupied commercial real estate	2,244	2,310	399	—	—
1-4 single family residential	—	—	—	263	264
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	916	1,048
Total real estate loans	$6,799	$7,234	$1,228	$1,906	$2,062
Other loans:
Commercial and industrial	$—	$—	$—	$877	$1,825
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$877	$1,825

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$386	$—	$231	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	2,389	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	1,151	—	523	—
Total real estate loans	$3,926	$—	$754	$—
Other loans:
Commercial and industrial	$342	$—	$547	$—
Consumer	—	—	—	—
Total other loans	$342	$—	$547	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,436	$—	$4,734	$—
Owner-occupied commercial real estate	2,097	—	—	—
1-4 single family residential	565	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	424	—
Total real estate loans	$7,164	$—	$5,158	$—
Other loans:
Commercial and industrial	$345	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$345	$—	$—	$—

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$439	$—	$151	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,689	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	1,346	—	527	—
Total real estate loans	$3,474	$—	$678	$—
Other loans:
Commercial and industrial	$342	$—	$542	$—
Consumer	—	—	—	—
Total other loans	$342	$—	$542	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$4,480	$—	$4,843	$—
Owner-occupied commercial real estate	2,156	—	—	—
1-4 single family residential	565	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	36	—	436	—
Total real estate loans	$7,237	$—	$5,279	$—
Other loans:
Commercial and industrial	$471	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$471	$—	$—	$—

NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets, which consist of core deposit intangibles are summarized as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Goodwill	$81,204	$81,204

Core deposit intangible	14,370	14,370
Less: Accumulated amortization	(9,423)	(8,490)
Net core deposit intangible	$4,947	$5,880
Amortization expense for core deposit intangibles for the nine months ended September 30, 2016 and 2015 totaled $933 thousand and $1.2 million, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized during the next five fiscal years is as follows:

	2016	2017	2018	2019	2020
	(Dollars in thousands)
Core deposit intangible	$256	$1,023	$1,023	$1,023	$491
NOTE 6. DERIVATIVES
The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $993 thousand and $892 thousand of customer swap fees in noninterest income in the accompanying consolidated statement of income for the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the Company has not recorded any credit adjustments related to the credit risk of the counterparties. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense on the statements of income for the three or nine months ended September 30, 2016 or 2015.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

September 30, 2016	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$856,124	$44,057	$—	$—
Interest rate contracts - pay fixed, receive floating	—	—	856,124	44,057
Total derivatives	$856,124	$44,057	$856,124	$44,057

December 31, 2015	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$690,175	$21,553	$8,298	$2
Interest rate contracts - pay fixed, receive floating	—	—	698,474	21,551
Total derivatives	$690,175	$21,553	$706,772	$21,553
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

September 30, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$44,057	$—	$44,057
Total	$44,057	$—	$44,057

December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A - Interest rate contracts	$21,553	$(2)	$21,551
Total	$21,553	$(2)	$21,551
At September 30, 2016, the Company has pledged investment securities available for sale with a carrying amount of $50.8 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of September 30, 2016 and December 31, 2015, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 7. DEPOSITS
The following table sets forth the Company’s deposits by category:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Noninterest-bearing demand deposits	$830,910	$637,047
Interest-bearing demand deposits	905,687	608,454
Interest-bearing NOW accounts	420,207	347,832
Savings and money market accounts	2,468,321	1,979,132
Time deposits	2,292,438	1,858,173
Total deposits	$6,917,563	$5,430,638
Time deposits $100,000 and greater	$1,727,598	$1,323,520
Time deposits greater than $250,000	857,102	587,590
The aggregate amount of overdraft demand deposits reclassified to loans was $391 thousand at September 30, 2016. The aggregate amount of maturities for time deposits for each of the five years as of September 30, 2016 totaled $1.56 billion, $541.2 million, $178.1 million, $6.1 million and $9.0 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $601.4 million and $425.1 million at September 30, 2016 and December 31, 2015, respectively. The Company holds brokered certificates of deposit of $3.3 million at September 30, 2016 and December 31, 2015, respectively.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended September 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$7,849	$(3,033)	$4,816	$127	$(49)	$78
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	19,123	(7,372)	11,751	(4,625)	1,784	(2,841)
Amounts reclassified to (gain) loss on investment securities	(621)	240	(381)	(232)	90	(142)
Balance at end of period	$26,351	$(10,165)	$16,186	$(4,730)	$1,825	$(2,905)

	Nine Months Ended September 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(15,371)	$5,928	$(9,443)	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	43,450	(16,761)	26,689	(3,325)	1,283	(2,042)
Amounts reclassified to (gain) loss on investment securities	(1,728)	668	(1,060)	(2,511)	969	(1,542)
Balance at end of period	$26,351	$(10,165)	$16,186	$(4,730)	$1,825	$(2,905)

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Net income (loss) available to common stockholders	$26,064	$21,140	$72,020	$23,642
Weighted average number of common shares - basic	40,608,706	41,381,482	40,651,201	41,410,494
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	2,542,107	2,416,896	2,364,502	1,702,453
Weighted average number of common shares - diluted	43,150,813	43,798,378	43,015,703	43,112,947
Basic earnings (loss) per share	$0.64	$0.51	$1.77	$0.57
Diluted earnings (loss) per share	$0.60	$0.48	$1.67	$0.55
Weighted average number of anti-dilutive equity awards	485,706	120,500	173,084	531,610
NOTE 10. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended September 30, 2016 and 2015 were 35.5% and 34.9%, respectively. The increase in the effective tax rate for the third quarter of 2016 was primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
The effective tax rates for the nine months ended September 30, 2016 and 2015 were 36.1% and 5.7%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2016 was primarily due to the prior year loss associated with the early termination of the FDIC loss share agreements and a deferred tax asset benefit associated with the revaluation of net unrealized built-in losses related to the Company’s acquisition of Great Florida Bank on January 31, 2014.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3,707,898	$20.67
Granted	—	—
Exercised	(371,806)	20.64
Forfeited	(36,824)	22.22
Expired	(417)	22.97
Outstanding at September 30, 2016	3,298,851	20.65
Exercisable at September 30, 2016	3,031,954	20.59
Vested at September 30, 2016	3,031,954	20.59
Vested and expected to vest at September 30, 2016	3,298,851	20.65
The total unrecognized compensation cost of $1.0 million related to the 2009 Stock Option Plan for share awards outstanding at September 30, 2016 will be recognized over a weighted average remaining period of 1.05 years.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	2,367,187	$20.37
Granted	80,000	29.98
Exercised	(211,010)	21.04
Forfeited	(34,169)	23.03
Expired	—	—
Outstanding at September 30, 2016	2,202,008	20.61
Exercisable at September 30, 2016	1,398,982	20.45
Vested at September 30, 2016	1,898,986	20.26
Vested and expected to vest at September 30, 2016	2,202,008	20.61
The total unrecognized compensation cost of $727 thousand related to the 2013 Stock Incentive Plan for share awards outstanding at September 30, 2016 will be recognized over a weighted average remaining period of 0.93 years.

2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	—	$—
Granted	827,500	36.11
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	827,500	36.11
Exercisable at September 30, 2016	—	—
Vested at September 30, 2016	—	—
Vested and expected to vest at September 30, 2016	827,500	36.11
The total unrecognized compensation cost of $6.9 million related to the 2016 Stock Incentive Plan for share awards outstanding at September 30, 2016 will be recognized over a weighted average remaining period of 4.86 years.

On March 29, 2016, the Compensation Committee granted 121,212 restricted shares (the "Award") of Class A Common Stock to certain Executives. Shareholder's approved the Plan at the 2016 Annual Meeting of Stockholders on May 16, 2016 which was determined to be the grant date of the Award. The fair value of the Awards on the grant date was $4.2 million and will be recognized as compensation expense over the requisite vesting period ending December 31, 2018. The Company recognized $836 thousand of compensation expense during the nine months ended September 30, 2016.
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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of September 30, 2016 and December 31, 2015, the Company’s reserve for unfunded commitments totaled $1.6 million and $1.5 million, respectively.
Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to fund loans	$724,592	$578,730
Unused lines of credit	406,608	358,601
Commercial and standby letters of credit	23,451	14,410
Total	$1,154,651	$951,741

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

For the three and nine months ended September 30, 2016 or 2015, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of September 30, 2016, there were no interest rate derivatives classified as Level 3.
The following table presents the assets and liabilities measured at fair value on a recurring basis:

September 30, 2016	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$16,539	$—	$16,539
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	432,913	—	432,913
State and municipal obligations	—	10,966	—	10,966
Asset-backed securities	—	498,414	—	498,414
Corporate bonds and other debt securities	58,240	509,066	—	567,306
Preferred stocks and other equity securities	7,135	138,816	—	145,951
Derivative assets - Interest rate contracts	—	44,057	—	44,057
Total	$65,375	$1,650,771	$—	$1,716,146
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$44,057	$—	$44,057
Total	$—	$44,057	$—	$44,057

December 31, 2015	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$20,888	$—	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	393,115	—	393,115
State and municipal obligations	—	2,215	—	2,215
Asset-backed securities	—	493,934	—	493,934
Corporate bonds and other debt securities	—	444,895	—	444,895
Preferred stocks and other equity securities	2,052	167,523	—	169,575
Derivative assets - Interest rate contracts	—	21,553	—	21,553
Total	$2,052	$1,544,123	$—	$1,546,175
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$21,553	$—	$21,553
Total	$—	$21,553	$—	$21,553
There were $58.2 million in transfers of financial assets from level 2 into level 1 of the fair value hierarchy during the nine months ended September 30, 2016. There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2015.
For the three or nine months ended September 30, 2016 and 2015, there was not a change in the methods or significant assumptions used to estimate fair value.
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

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Impaired loans	$12,006	$9,582	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	3.5% - 10%
Other real estate owned	25,654	39,340	Third party appraisals	Collateral discounts and estimated cost to sell	10%

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$156	$—	$222	$1,011
Foreclosed real estate	225	122	1,120	242
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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

September 30, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$87,334	$87,334	$87,334	$—	$—
Available for sale securities	1,672,089	1,672,089	65,375	1,606,714	—
FHLB and other bank stock	43,486	43,486	—	43,486	—
Loans, net	6,233,708	6,284,628	—	—	6,284,628
Loans held for sale	15,748	15,748	—	15,748	—
Bank-owned life insurance	172,105	172,105	—	172,105	—
Derivative assets - Interest rate contracts	44,057	44,057	—	44,057	—
Financial Liabilities:
Deposits	$6,917,563	$6,921,862	$—	$6,921,862	$—
Advances from the FHLB and other borrowings	568,175	569,739	—	569,739	—
Derivative liabilities - Interest rate contracts	44,057	44,057	—	44,057	—

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$102,460	$102,460	$102,460	$—	$—
Available for sale securities	1,524,622	1,524,622	2,052	1,522,570	—
FHLB and other bank stock	59,477	59,477	—	59,477	—
Loans, net	5,164,061	5,207,971	—	—	5,207,971
Loans held for sale	2,514	2,514	—	2,514	—
Bank-owned life insurance	168,246	168,246	—	168,246	—
Derivative assets - Interest rate contracts	21,553	21,553	—	21,553	—
Financial Liabilities:
Deposits	$5,430,638	$5,430,501	$—	$5,430,501	$—
Advances from the FHLB and other borrowings	983,183	981,997	—	981,997	—
Derivative liabilities - Interest rate contracts	21,553	21,553	—	21,553	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2016 and December 31, 2015, include cash and cash equivalents.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2016 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015 with the SEC.
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
We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Our acquisitions in 2010 and 2011 and our January 31, 2014 acquisition of Great Florida Bank ("GFB"), produce a portion of our interest income from the accretable discounts on acquired loans. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets.
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
Performance Highlights
Operating and financial highlights for the three months ended September 30, 2016 include the following:

•	Total net revenue of $75.4 million

•	Diluted EPS of $0.60 and Core Diluted EPS of $0.59

•	New loan portfolio grew sequentially at an annualized rate of 23%

•	Demand deposits grew by $221.7 million, or 58% annualized during the quarter

•	Total deposits grew by $449.9 million, or 28% annualized during the quarter

•	ROA and Core ROA were 1.25% and 1.22%, respectively

•	Tangible book value per share was $21.57

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.

Analysis of Results of Operations
The Company reported net income available to common stockholders of $26.1 million, which generated diluted EPS of $0.60 in the third quarter of 2016. Net income available to common stockholders totaled $21.1 million for the third quarter of 2015, which generated diluted EPS of $0.48. The increase in earnings was primarily driven by an increase in interest and fees on loans of $14.1 million. The Company’s results of operations for third the quarter of 2016 produced an annualized return on average assets of 1.25% and an annualized return on average common stockholders’ equity of 10.96% compared to prior year ratios of 1.26% and 9.73%, respectively.
Net income available to common stockholders totaled $72.0 million for the nine months ended September 30, 2016, which generated diluted EPS of $1.67. Net income available to common stockholders totaled $23.6 million for the nine months ended September 30, 2015, which generated diluted EPS of $0.55. The increase in earnings was primarily driven by the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of the FDIC loss share agreements that occurred in the first quarter of 2015. The Company’s results of operations for the nine months ended September 30, 2016 produced an annualized return on average assets of 1.21% and an annualized return on average common stockholders’ equity of 10.56% compared to prior year ratios of 0.50% and 3.67%, respectively.
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

	Three Months Ended September 30,
	2016			2015
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$71,489	$97	0.53%	$79,951	$38	0.19%
New loans	5,595,402	49,831	3.48%	3,950,873	33,823	3.35%
Acquired loans (4)(5)	447,232	15,917	14.24%	685,403	17,847	10.42%
Investment securities	1,643,102	14,955	3.56%	1,499,640	13,315	3.47%
Total interest-earning assets	7,757,225	80,800	4.09%	6,215,867	65,023	4.12%
Non-earning assets:
FDIC loss share indemnification asset (6)	—			—
Noninterest-earning assets	490,465			434,393
Total assets	$8,247,690			$6,650,260
Interest-bearing liabilities:
Interest-bearing demand deposits	$761,462	$1,053	0.55%	$369,381	$431	0.46%
Interest-bearing NOW accounts	421,050	386	0.36%	397,831	342	0.34%
Savings and money market accounts	2,375,041	3,932	0.66%	1,895,582	2,569	0.54%
Time deposits (7)	2,167,355	6,365	1.17%	1,380,658	3,504	1.01%
FHLB advances and other borrowings (7)	691,901	1,786	1.01%	1,119,429	1,408	0.49%
Total interest-bearing liabilities	6,416,809	13,522	0.83%	5,162,881	8,254	0.63%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	810,374			578,699
Other liabilities	77,339			46,709
Stockholders’ equity	943,168			861,971
Total liabilities and stockholders’ equity	$8,247,690			$6,650,260
Net interest income		$67,278			$56,769
Net interest rate spread			3.26%			3.49%
Net interest margin			3.44%			3.62%

	Nine Months Ended September 30,
	2016			2015
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$83,538	$259	0.41%	$77,826	$111	0.19%
New loans	5,231,893	138,617	3.49%	3,538,684	89,665	3.34%
Acquired loans (4)(5)	503,869	51,061	13.51%	737,216	49,513	8.95%
Investment securities	1,604,283	43,799	3.60%	1,524,992	38,594	3.34%
Total interest-earning assets	7,423,583	233,736	4.16%	5,878,718	177,883	4.00%
Non-earning assets:
FDIC loss share indemnification asset (6)	—			14,520
Noninterest-earning assets	479,290			447,102
Total assets	$7,902,873			$6,340,340
Interest-bearing liabilities:
Interest-bearing demand deposits	$689,790	$2,680	0.52%	$241,975	$789	0.44%
Interest-bearing NOW accounts	421,765	1,191	0.38%	401,805	1,026	0.34%
Savings and money market accounts	2,214,231	10,193	0.62%	1,844,735	7,357	0.53%
Time deposits (7)	2,014,943	17,305	1.15%	1,257,259	9,250	0.98%
FHLB advances and other borrowings (7)	862,418	5,717	0.87%	1,111,569	3,634	0.43%
Total interest-bearing liabilities	6,203,147	37,086	0.80%	4,857,343	22,056	0.61%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	725,141			575,004
Other liabilities	66,021			49,279
Stockholders’ equity	908,564			858,714
Total liabilities and stockholders’ equity	$7,902,873			$6,340,340
Net interest income		$196,650			$155,827
Net interest rate spread			3.36%			3.39%
Net interest margin			3.54%			3.54%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.

(7)	Interest expense includes the impact from premium amortization.

Third Quarter 2016 compared to Third Quarter 2015
Net interest income was $67.3 million for the third quarter of 2016, an increase of $10.5 million compared to $56.8 million for the same period in 2015. The increase in net interest income reflects a $15.8 million increase in interest income partially offset by a $5.3 million increase in interest expense. For the three months ended September 30, 2016, average earning assets increased by $1.54 billion, or 24.8%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.25 billion, or 24.3%, compared to the three months ended September 30, 2015. The increase in interest income for the third quarter of 2016 was due to a $16.0 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.64 billion and the average interest rate on New loans increased 13 basis points. Interest income on acquired loans decreased $1.9 million for the three months ended September 30, 2016 compared to the third quarter of 2015, primarily due to a decrease in the average balance of acquired loans of $238.2 million resulting from the continued resolution of acquired assets.
Interest expense on deposits increased $4.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $1.68 billion, or 41.6%, increase in the average balance of interest-bearing deposits combined with an 13 basis point increase in the cost of deposits. Interest expense on time deposits increased $2.9 million due to a $786.7 million increase in the average balance combined with an increase in rate of 16 basis points. The average rate paid on time deposits was 1.17% and 1.01% for the three months ended September 30, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $1.8 million for the three months ended September 30, 2016 as compared to $1.4 million for the three months ended September 30, 2015. The increase was primarily due to a 52 basis point increase in average rate paid on borrowings, partially offset by a decrease in the average balance of FHLB advances and other borrowings of $427.5 million.
The net interest margin for the three months ended September 30, 2016 was 3.44%, a decrease of 18 basis points compared to 3.62% for the three months ended September 30, 2015. The average yield on interest-earning assets decreased by 3 basis points for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, combined with the increase in the average rate paid on interest-bearing liabilities of 20 basis points. The decrease in the average yield on interest-earning assets was primarily due to the decrease in the average balance of acquired loans partially offset by the increase in yield on acquired loans resulting from better than expected performance on the resolution of acquired loans.
Nine Months of 2016 compared to Nine Months of 2015
Net interest income was $196.7 million for the nine months ended September 30, 2016, an increase of $40.8 million compared to $155.8 million for the same period in 2015. The increase in net interest income reflects a $55.9 million increase in interest income partially offset by a $15.0 million increase in interest expense. For the nine months ended September 30, 2016, average earning assets increased by $1.54 billion, or 26.3%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.35 billion, or 27.7%, compared to the nine months ended September 30, 2015. The increase in interest income for the nine months ended September 30, 2016 was due to a $49.0 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.69 billion and the average interest rate on New loans increased 15 basis points. Interest income on acquired loans increased $1.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily from the continued resolution of acquired assets.
Interest expense on deposits increased $12.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a $1.59 billion, or 42.6%, increase in the average balance of interest-bearing deposits combined with an 12 basis point increase in the cost of deposits. Interest expense on time deposits increased $8.1 million due to a $757.7 million increase in the average balance combined with an increase in rate of 17 basis points. The average rate paid on time deposits was 1.15% and 0.98% for the nine months ended September 30, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $5.7 million for the nine months ended September 30, 2016 as compared to $3.6 million for the nine months ended September 30, 2015. The increase was primarily due to a 44 basis point increase in average rate paid on borrowings, partially offset by a decrease in the average balance of FHLB advances and other borrowings of $249.2 million.
The net interest margin for the nine months ended September 30, 2016 was 3.54%, consistent with prior year. The average yield on interest-earning assets increased by 16 basis points for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, offsetting the increase in the average rate paid on interest-bearing liabilities of 19 basis points. The increase in the average yield on interest-earning assets was primarily due to the increase in yield on New loans in addition to the increase in yield on acquired loans resulting from better than expected performance on the resolution of acquired loans.

Provision for Loan Losses
Third Quarter 2016 compared to Third Quarter 2015
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $2.0 million for the three months ended September 30, 2016, and increase of $1.3 million compared to the $675 thousand provision recorded for the three months ended September 30, 2015. Provision for loan loss expense for the three months ended September 30, 2016 included a $2.0 million provision related to New loans and a $25 thousand release of provision for the acquired loan portfolio.
Net recoveries were $89 thousand for the third quarter of 2016 as compared to net charge-offs of $327 thousand for the same period of 2015. Net recoveries were 0.01% of average loans on an annualized basis for the third quarter of 2016 compared to net charge-offs of 0.03% of average loans for the same period of 2015. There were no new loan portfolio charge-offs in the third quarter of 2016.
Nine Months of 2016 compared to Nine Months of 2015
The provision for loan losses was $5.4 million for the nine months ended September 30, 2016, an increase of $912 thousand compared to the $4.5 million provision recorded for the nine months ended September 30, 2015. Provision for loan loss expense for the nine months ended September 30, 2016 included a $6.8 million provision related to New loans and a $1.4 million release of provision for the acquired loan portfolio.
Net recoveries were $1.3 million for the nine months ended September 30, 2016 as compared to $20 thousand for the same period of 2015. The increase in net recoveries was due to better than expected performance on the resolution of acquired loans. Net recoveries were 0.09% of average loans on an annualized basis for the nine months ended September 30, 2016 compared to 0.00% of average loans for the same period of 2015. There were no new loan portfolio charge-offs in the nine months ended September 30, 2016.
Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$884	$823	$2,532	$2,358
Loan and other fees	2,145	1,783	6,407	6,186
Bank-owned life insurance income	1,288	1,101	3,859	3,295
FDIC loss share indemnification loss	—	—	—	(65,529)
Income from resolution of acquired assets	1,052	2,225	2,210	8,495
Gain (loss) on sales of other real estate owned	925	228	2,917	7,398
Gain (loss) on investment securities	749	166	1,019	1,934
Other noninterest income	1,099	746	2,854	2,998
Total noninterest income	$8,142	$7,072	$21,798	$(32,865)
Third Quarter 2016 compared to Third Quarter 2015
The Company reported noninterest income of $8.1 million for the three months ended September 30, 2016, a increase of $1.1 million compared to the three months ended September 30, 2015. The increase was primarily due to increases in gain on sale of OREO, gain on investment securities and loan and other fees partially offset by a decrease in income from resolution of acquired assets.
The Company recognized a net gain on sales of OREO of $925 thousand for the three months ended September 30, 2016 compared to $228 thousand for the same period of 2015. The increase is primarily attributable to the sale of two properties resulting in a gain of $944 thousand.

Loan and other fees increased $362 thousand for the three months ended September 30, 2016 compared to the same period of 2015 primarily due to an increase of $262 thousand in gain on secondary marketing residential loan sales and an increase of $100 thousand in swap fee income.

Recoveries recognized through earnings for the three months ended September 30, 2016 totaled $1.1 million as compared to $2.2 million for the three months ended September 30, 2015.
Nine Months of 2016 compared to Nine Months of 2015
The Company reported noninterest income of $21.8 million for the nine months ended September 30, 2016, an increase of $54.7 million compared to the nine months ended September 30, 2015. The increase was primarily due to the early termination of the FDIC loss share agreements in the prior year, partially offset by a decrease in gain on sale of OREO, a decrease in resolution of acquired assets and a decrease in gain on investment securities.
During the nine months ended September 30, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss resulting from the termination of the FDIC loss share agreement.
The Company recognized a net gain on sales of OREO of $2.2 million for the nine months ended September 30, 2016 as compared to a net gain of $8.5 million for the same period of 2015. The decrease is primarily attributable to a decrease in sales of OREO from $52.6 million during the nine months ended September 30, 2015 compared to $23.9 million for the nine months ended September 30, 2016.
Recoveries recognized for the nine months ended September 30, 2016 totaled $2.2 million and were recognized through earnings as received, compared to $8.5 million for the nine months ended September 30, 2015.
Net gain on investment securities totaled $1.0 million for the nine months ended September 30, 2016 a decrease of $915 thousand from the same period of 2015.
Noninterest Expense
The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,711	$16,840	$56,970	$51,271
Occupancy and equipment expenses	3,480	3,368	10,086	10,451
Loan and other real estate related expenses	1,834	1,939	5,889	5,440
Professional services	1,180	1,166	3,622	3,761
Data processing and network	2,882	2,433	8,541	7,952
Regulatory assessments and insurance	1,860	1,919	5,817	6,130
Amortization of intangibles	257	400	933	1,231
Other operating expenses	2,832	2,641	8,453	7,167
Total noninterest expense	$33,036	$30,706	$100,311	$93,403
Third Quarter 2016 compared to Third Quarter 2015
The Company reported noninterest expense of $33.0 million for the three months ended September 30, 2016, an increase of $2.3 million, or 7.6%, compared to the three months ended September 30, 2015. The increase for the period was primarily due to increased salaries and employee benefits of $1.9 million.
Salaries and employee benefits expenses increased by $1.9 million, or 11.1%, for the third quarter of 2016 compared to the prior year due to increased accruals for incentive compensation and an increase in full-time equivalent employees.

Nine Months of 2016 compared to Nine Months of 2015
The Company reported noninterest expense of $100.3 million for the nine months ended September 30, 2016, an increase of $6.9 million, or 7.6%, compared to the nine months ended September 30, 2015. The increase for the period was primarily due to increased salaries and employee benefits of $5.7 million and other operating expenses of $1.3 million.
Salaries and employee benefits expenses increased by $5.7 million, or 11.1%, for the nine months ended September 30, 2016 compared to the prior year due to increased accruals for incentive compensation and an increase in full-time equivalent employees.
Other operating expenses increased $1.3 million for the nine months ended September 30, 2016, primarily due to increased marketing and promotion expense.
Provision for Income Taxes
Third Quarter 2016 compared to Third Quarter 2015
The income tax expense for the three months ended September 30, 2016 totaled $14.3 million, an increase of $3.0 million compared to an income tax expense of $11.3 million for the three months ended September 30, 2015. The increase in income tax expense was primarily due to an increase in income before income taxes of $7.9 million compared to the prior year. The effective income tax rate for the three months ended September 30, 2016 was 35.5%, compared to the effective tax rate of 34.9% for the three months ended September 30, 2015.
Nine Months of 2016 compared to Nine Months of 2015
The income tax expense for the nine months ended September 30, 2016 totaled $40.7 million, an increase of $39.3 million compared to an income tax expense of $1.4 million for the nine months ended September 30, 2015. The increase in income tax expense was primarily due to an increase in income before income taxes of $87.7 million compared to the prior year. The effective income tax rate for the nine months ended September 30, 2016 was 36.1%, compared to the effective tax rate of 5.7% for the nine months ended September 30, 2015. This change primarily reflects the impact of the one-time, pre-tax charge of $65.5 million in conjunction with the early termination of all loss share agreements in the prior year.
Analysis of Financial Condition
Total assets were $8.53 billion at September 30, 2016, an increase of $1.20 billion, or 16.4%, from December 31, 2015. The increase in total assets includes an increase of $1.08 billion in net loans, of which New loans increased $1.23 billion over the period. Acquired loans decreased by $150.7 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, note sales or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $1.72 billion at September 30, 2016, an increase of $131.5 million from December 31, 2015. The remaining increase in total assets was mainly due to increases in other assets of $26.1 million and an increase in cash and due from banks of $22.6 million. The increase in other assets consisted primarily of increases in the fair value of interest rate swaps outstanding of $22.5 million.
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
Total investment securities totaled $1.72 billion and $1.58 billion as of September 30, 2016 and December 31, 2015, respectively.
No securities were determined to be other-than-temporary impaired as of September 30, 2016 or December 31, 2015.
As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of September 30, 2016 and December 31, 2015, the Bank held approximately $43.5 million and $59.5 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2016 and December 31, 2015, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.
The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of September 30, 2016
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$16,542	2.39%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	27,641	2.12%	259,818	2.28%	134,902	2.52%
State and municipal obligations	—	—	—	—	197	2.09%	10,545	2.58%
Asset-backed securities	—	—	40,817	3.73%	383,426	3.34%	72,866	2.90%
Corporate bonds and other debt securities	—	—%	182,483	4.19%	91,295	3.46%	280,736	5.64%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	144,472	5.26%
Total available for sale	$—	—%	$250,941	3.88%	$751,278	2.97%	$643,521	4.54%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of September 30, 2016, the effective duration of the Company’s investment portfolio is estimated to be approximately 2.84 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the quarter ended September 30, 2016 totaled $1.64 billion with an annualized pre-tax yield of 3.56%. The average balance of the securities portfolio for the nine months ended September 30, 2016 totaled $1.60 billion with an annualized pre-tax yield of 3.60%.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of September 30, 2016 or December 31, 2015.

Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.
The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,272,150	20.3%	$998,141	19.2%
Owner-occupied commercial real estate	596,131	9.5%	524,728	10.1%
1-4 single family residential	1,982,340	31.6%	1,541,255	29.7%
Construction, land and development	639,626	10.2%	537,494	10.4%
Home equity loans and lines of credit	47,508	0.8%	30,945	0.6%
Total real estate loans	$4,537,755	72.4%	$3,632,563	70.0%
Commercial and industrial	1,295,324	20.6%	972,803	18.7%
Consumer	4,680	0.1%	5,397	0.1%
Total new loans	$5,837,759	93.1%	$4,610,763	88.8%
Acquired ASC 310-30 loans:
Commercial real estate	160,219	2.6%	$247,628	4.8%
1-4 single family residential	34,329	0.5%	40,922	0.8%
Construction, land and development	25,156	0.4%	28,017	0.5%
Total real estate loans	$219,704	3.5%	$316,567	6.1%
Commercial and industrial	21,985	0.4%	36,783	0.7%
Consumer	2,074	—%	2,390	—%
Total acquired ASC 310-30 loans	$243,763	3.9%	$355,740	6.8%
Acquired non-ASC 310-30 loans:
Commercial real estate	39,769	0.6%	$55,985	1.1%
Owner-occupied commercial real estate	20,042	0.3%	21,101	0.4%
1-4 single family residential	71,302	1.2%	84,111	1.6%
Construction, land and development	6,338	0.1%	6,338	0.1%
Home equity loans and lines of credit	43,096	0.7%	49,407	1.0%
Total real estate loans	$180,547	2.9%	$216,942	4.2%
Commercial and industrial	7,001	0.1%	9,312	0.2%
Consumer	423	—%	430	—%
Total acquired non-ASC 310-30 loans	$187,971	3.0%	$226,684	4.4%
Total loans	$6,269,493	100.0%	$5,193,187	100.0%
Total loans were $6.27 billion at September 30, 2016, an increase of 20.7% compared to $5.19 billion at December 31, 2015.
Our New loan portfolio increased by 26.6% to $5.84 billion as of September 30, 2016, as compared to $4.61 billion at December 31, 2015. The increase during the nine months ended September 30, 2016 was primarily due to an increase in 1-4 single family residential loans and growth in commercial real estate and commercial and industrial loans.
Acquired loans were $431.7 million at September 30, 2016, a decrease of $150.7 million from $582.4 million at December 31, 2015. The decrease during the nine months ended September 30, 2016 was primarily due to the run-off of the acquired loan portfolio through note sales, receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three and nine months ended September 30, 2016, the Company sold approximately $16.5 million and $59.9 million, respectively, of acquired loans accounted for under ASC 310-30. These sales as well as other acquired asset resolutions resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $7.9 million and $20.4 million for the three and nine months ended September 30, 2016, respectively, which was recognized as interest income.
Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	698	1,454
Construction, land and development	—	—
Home equity loans and lines of credit	63	—
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	761	1,454
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	761	1,454
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$761	$1,454

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$5,132	$5,282
Owner-occupied commercial real estate	2,158	2,247
1-4 single family residential	2,649	3,016
Construction, land and development	—	—
Home equity loans and lines of credit	2,430	2,295
Commercial and industrial	3,442	3,721
Consumer	303	357
Total nonaccrual loans	16,114	16,918
Accruing loans 90 days or more past due	102	—
Total nonperforming loans	16,216	16,918
Other real estate owned (OREO)	25,654	39,340
Other foreclosed property	11	—
Total acquired nonperforming assets	$41,881	$56,258
Total nonperforming assets	$42,642	$57,712
Nonaccrual loans totaled $16.9 million at September 30, 2016, an decrease of 8.1% from $18.4 million at December 31, 2015.
Nonperforming assets totaled $42.6 million at September 30, 2016, an decrease of $15.1 million, or 26.1%, from December 31, 2015. The decrease in nonperforming assets is primarily due to the decrease in OREO of $13.7 million.

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
The following table sets forth our asset quality ratios for the periods presented:

	September 30, 2016	December 31, 2015
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.01%	0.03%
New loan ALL to total gross new loans	0.52%	0.52%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	3.76%	2.90%
Acquired loan ALL to total gross acquired loans	1.22%	0.92%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.27%	0.35%
Nonperforming assets to total assets	0.50%	0.79%
ALL to nonperforming assets	83.92%	50.47%
ALL to total gross loans	0.57%	0.56%
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

	September 30, 2016		December 31, 2015
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$6,807	20.3%	$5,468	19.2%
Owner-occupied commercial real estate	2,053	9.5%	1,780	10.1%
1-4 single family residential	6,460	31.6%	6,067	29.7%
Construction, land and development	4,376	10.2%	3,040	10.4%
Home equity loans and lines of credit	361	0.8%	192	0.6%
Total real estate loans	20,057	72.4%	16,547	70.0%
Other loans:
Commercial and industrial	10,376	20.6%	7,152	18.7%
Consumer	92	0.1%	46	0.1%
Total other loans	10,468	20.7%	7,198	18.8%
Total new loans	$30,525	93.1%	$23,745	88.8%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$2,330	2.6%	$1,898	4.8%
1-4 single family residential	29	0.5%	26	0.8%
Construction, land and development	277	0.4%	328	0.5%
Total real estate loans	2,636	3.5%	2,252	6.1%
Other loans:
Commercial and industrial	341	0.4%	453	0.7%
Consumer	369	—%	406	—%
Total other loans	710	0.4%	859	0.7%
Total Acquired ASC 310-30 loans	$3,346	3.9%	$3,111	6.8%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$867	0.6%	$1,084	1.1%
Owner-occupied commercial real estate	284	0.3%	463	0.4%
1-4 single family residential	309	1.2%	332	1.6%
Construction, land and development	44	0.1%	36	0.1%
Home equity loans and lines of credit	282	0.7%	291	1.0%
Total real estate loans	1,786	2.9%	2,206	4.2%
Other loans:
Commercial and industrial	119	0.1%	60	0.2%
Consumer	9	—%	4	—%
Total other loans	128	0.1%	64	0.2%
Total Acquired Non-ASC 310-30 loans	$1,914	3.0%	$2,270	4.4%
Total loans	$35,785	100.0%	$29,126	100.0%

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706
Provision (credit) for ASC 310-30 loans	110	—	2	(81)	—	(25)	(11)	(5)
Provision (credit) for non-ASC 310-30 loans	(68)	(56)	27	7	1	64	5	(20)
Provision (credit) for New loans	111	141	(639)	998	19	1,332	53	2,015
Total provision	153	85	(610)	924	20	1,371	47	1,990
Charge-offs for ASC 310-30 loans	—	—	(31)	—	—	—	(4)	(35)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	—	(31)	—	—	—	(4)	(35)
Recoveries for ASC 310-30 loans	106	—	—	10	—	—	—	116
Recoveries for non-ASC 310-30 loans	—	—	—	—	8	—	—	8
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	106	—	—	10	8	—	—	124
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2015	$9,652	$1,548	$5,744	$3,024	$563	$6,059	$456	$27,046
Provision (credit) for ASC 310-30 loans	(791)	—	(38)	(310)	—	(67)	30	(1,176)
Provision (credit) for non-ASC 310-30 loans	(110)	14	11	(20)	74	41	6	16
Provision (credit) for New loans	(390)	45	203	251	41	1,712	(27)	1,835
Total provision	(1,291)	59	176	(79)	115	1,686	9	675
Charge-offs for ASC 310-30 loans	(65)	—	(224)	—	—	(57)	—	(346)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(37)	—	(8)	(45)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(65)	—	(224)	—	(37)	(57)	(8)	(391)
Recoveries for ASC 310-30 loans	—	—	18	18	—	23	—	59
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	5	—	5
Total recoveries	—	—	18	18	—	28	—	64
Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419
Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(83)	—	3	(90)	—	(47)	(31)	(248)
Provision (credit) for non-ASC 310-30 loans	(1,021)	(178)	(23)	8	18	59	11	(1,126)
Provision (credit) for New loans	1,339	273	393	1,336	169	3,224	46	6,780
Total provision	235	95	373	1,254	187	3,236	26	5,406
Charge-offs for ASC 310-30 loans	(352)	—	(31)	(33)	—	(76)	(6)	(498)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	(31)	(33)	(35)	(76)	(12)	(540)
Recoveries for ASC 310-30 loans	867	—	31	72	—	11	—	981
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,671	—	31	72	8	11	—	1,793
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(1,656)	—	(37)	(508)	—	52	187	(1,962)
Provision (credit) for non-ASC 310-30 loans	770	10	60	(39)	221	33	6	1,061
Provision (credit) for New loans	846	577	1,341	703	102	1,852	(26)	5,395
Total provision	(40)	587	1,364	156	323	1,937	167	4,494
Charge-offs for ASC 310-30 loans	(270)	—	(431)	(56)	—	(132)	(60)	(949)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(37)	—	(8)	(173)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(270)	—	(559)	(56)	(37)	(132)	(68)	(1,122)
Recoveries for ASC 310-30 loans	400	—	169	407	—	154	—	1,130
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12
Total recoveries	400	—	169	407	—	166	—	1,142
Ending ALL balance
ASC 310-30 loans	1,729	—	26	501	—	1,032	417	3,705
Non-ASC 310-30 loans	1,265	68	346	36	469	82	4	2,270
New loans	5,302	1,539	5,342	2,426	172	6,602	36	21,419
Balance at September 30, 2015	$8,296	$1,607	$5,714	$2,963	$641	$7,716	$457	$27,394

As of September 30, 2016, our New loans have exhibited limited delinquency and credit loss history prohibiting the Company from establishing an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the following: historical loss factors derived from a peer group of the 17 banks using an annualized weighted average twelve quarter rolling basis. Historical loss factors are adjusted for qualitative factors including trends in delinquencies and nonaccrual loans, production trends, average risk ratings and loan-to-value ratios, current industry conditions, general economic conditions, credit concentrations by portfolio and asset categories and portfolio quality. Other adjustments for qualitative factors may be made to the ALL after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. The Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates.

The ALL increased $6.7 million to $35.8 million at September 30, 2016 from $29.1 million at December 31, 2015, primarily due to the increase in New loans of $1.23 billion. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 83.92% and 0.57% as of September 30, 2016, compared to 50.47% and 0.56% at December 31, 2015. The increase in the ALL as a percentage of nonperforming assets was primarily the result of a decrease in OREO. The allowance coverage ratio on New loans remained flat over the same period.
FDIC Loss Share Indemnification Asset
On March 4, 2015, the Bank entered into an agreement with the FDIC to terminate all loss sharing agreements which were entered into in 2010 and 2011 in conjunction with the Bank’s acquisition of substantially all of the assets and assumption of substantially all of the liabilities of six failed banks in FDIC-assisted acquisitions. Under the early termination, all rights and obligations of the Bank and the FDIC under the loss share agreements, including the clawback provisions, have been eliminated.
The Bank paid the FDIC $14.8 million as consideration for the early termination to settle its obligation under the FDIC Clawback Liability. The early termination was recorded in the Bank’s financial statements by removing the FDIC Indemnification Asset receivable, the FDIC Clawback liability and recording a one-time, pre-tax loss on termination of $65.5 million.
The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—	$63,168
Termination of FDIC loss sharing agreements	—	—	—	(63,168)
Balance at end of period	$—	$—	$—	$—
The following table summarizes the changes in the clawback liability, included in Other Liabilities, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—	$13,846
Termination of FDIC loss sharing agreements	—	—	—	(13,846)
Balance at end of period	$—	$—	$—	$—

Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial real estate	$9,972	$4,980
1-4 single family residential	1,367	4,875
Construction, land and development	14,315	29,485
Total	$25,654	$39,340

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$29,290	$42,654	$39,340	$74,527
Transfers from loan portfolio	710	3,987	11,332	18,822
Impairments	(225)	(123)	(1,111)	(296)
Sales	(4,121)	(6,113)	(23,907)	(52,648)
Balance at end of period	$25,654	$40,405	$25,654	$40,405
Total OREO held by the Company was $25.7 million as of September 30, 2016, a decrease of $13.7 million from December 31, 2015. The decrease in other real estate owned was due to OREO sales of $23.9 million during the nine months ended September 30, 2016 partially offset by $11.3 million in transfers from the loan portfolio.

Bank-owned Life Insurance
BOLI policies are held in order to insure the key officers and employees of the Bank. Per ASC 325-10, “Investments in Insurance Contracts,” this policy is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$170,817	$140,830	$168,246	$139,829
Additions from premium payments	—	25,000	—	25,000
Net gain in cash surrender value	1,288	1,101	3,859	3,295
Mortality proceeds receivable	—	—	—	(1,193)
Balance at end of period	$172,105	$166,931	$172,105	$166,931
As of September 30, 2016 and December 31, 2015, the BOLI cash surrender value was $172.1 million and $168.2 million respectively. The company recognized $1.3 million and $1.1 million of BOLI income for the three months ended September 30, 2016 and 2015 resulting in a pre-tax yield of 3.01% and 2.91%, respectively. The company recognized $3.9 million and $3.3 million of BOLI income for the nine months ended September 30, 2016 and 2015 resulting in a pre-tax yield of 3.02% and 3.07%, respectively. The total death benefit of the BOLI policies at September 30, 2016 and December 31, 2015 totaled $523.8 million and $521.8 million, respectively.

Deposits
We expect that deposits will be our primary funding source in the future. We expect commercial core deposits will drive core deposit growth.

The following table shows the deposit mix as of the periods presented:

	September 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$830,910	12.0%	$637,047	11.7%
Interest-bearing demand deposits	905,687	13.1%	608,454	11.2%
Interest-bearing NOW accounts	420,207	6.1%	347,832	6.4%
Savings and money market accounts	2,468,321	35.7%	1,979,132	36.5%
Time deposits	2,292,438	33.1%	1,858,173	34.2%
Total deposits	$6,917,563	100.0%	$5,430,638	100.0%
Deposits at September 30, 2016 totaled $6.92 billion, an increase of $1.49 billion, or 27.4%, from December 31, 2015. The increase in deposits consisted of a $1.05 billion increase in core deposits and a $434.3 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represents 66.9% of total deposits at September 30, 2016, an increase from 65.8% at December 31, 2015.

The increase in core deposits was primarily due to growth in demand deposits and savings and money market accounts due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended September 30, 2016 was 0.72%. This represents an increase of 13 basis points as compared to the average rate paid on deposits of 0.59% for the three months ended September 30, 2015. The average rate paid on time deposits for the three months ended September 30, 2016 was 1.17%. This represents an increase of 16 basis points compared to the average rate paid on time deposits of 1.01% for the three months ended September 30, 2015.

The average rate paid on deposits for the nine months ended September 30, 2016 was 0.69%. This represents an increase of 12 basis points as compared to the average rate paid on deposits of 0.57% for the nine months ended September 30, 2015. The average rate paid on time deposits for the nine months ended September 30, 2016 was 1.15%. This represents an increase of 17 basis points compared to the average rate paid on time deposits of 0.98% for the nine months ended September 30, 2015.
The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

September 30, 2016
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$189,665
After three months through six months	976,981
After six months through twelve months	548,291
After twelve months	12,661
Total	$1,727,598

Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.

Total borrowings consisted of the following as of the periods presented:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
FHLB advances	$400,000	$806,500
Securities sold under repurchase agreements	141,214	159,754
Retail repurchase agreements	25,448	13,448
Total contractual outstanding	566,662	979,702
Fair value adjustment	1,513	3,481
Total borrowings	$568,175	$983,183
At September 30, 2016, total borrowings were $568.2 million, a decrease of $415.0 million, or 42.2%, from $983.2 million at December 31, 2015. The decrease in total borrowings was primarily driven by the $406.5 million decrease in FHLB advances and a decrease in securities sold under repurchase agreements of $18.5 million partially offset by an increase in retail repurchase agreement of $12.0 million.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$346,250	$821,050	$723,250	$821,050
Balance outstanding at end of period	150,000	821,050	150,000	821,050
Average outstanding during the period	275,519	709,000	491,485	695,023
Average interest rate during the period	0.69%	0.35%	0.63%	0.28%
Average interest rate at the end of the period	0.69%	0.39%	0.69%	0.39%
Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$923,172	$857,479	$876,109	$851,653
Net income (loss)	26,064	21,140	72,020	23,642
Stock-based compensation, RSU and warrant expense	1,666	714	3,904	4,588
Treasury stock purchases	(3,474)	(26,510)	(23,738)	(27,312)
Exercise of stock options and warrants	7,311	6,062	12,200	6,935
Other	(24)	(24)	(39)	(44)
Other comprehensive income (loss)	11,370	(2,983)	25,629	(3,584)
Balance at end of period	$966,085	$855,878	$966,085	$855,878
For the three months ended September 30, 2016 the Company reported net income of $26.1 million, an increase of $4.9 million, compared to a net income of $21.1 million for the three months ended September 30, 2015. The Company’s results of operations for the period ended September 30, 2016 produced an annualized return on average assets of 1.25% and an annualized return on average common stockholders’ equity of 10.96% compared to prior year ratios of 1.26% and 9.73%, respectively.

For the nine months ended September 30, 2016 the Company reported net income of $72.0 million, an increase of $48.4 million, compared to net income of $23.6 million for the nine months ended September 30, 2015. The Company’s results of operations for the period ended September 30, 2016 produced an annualized return on average assets of 1.21% and an annualized return on average common stockholders’ equity of 10.56% compared to prior year ratios of 0.50% and 3.67%, respectively.
Stockholders’ equity totaled $966.1 million as of September 30, 2016, an increase of $90.0 million from $876.1 million as of December 31, 2015, primarily driven by net income of $72.0 million, other comprehensive income of $25.6 million and exercises of stock options and warrants of $12.2 million which were partially offset by treasury stock repurchases of $23.7 million.
Treasury Stock
The following table summarized the share repurchase activity for the three months ended September 30, 2016:

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2016	84,565	34.92	58,210,760	11,789,240
August 2016	15,000	34.56	58,729,531	11,270,469
September 2016	—	—	58,729,531	11,270,469
Total	99,565
During the three months ended September 30, 2016, the Company repurchased 99,565 shares of Class A common stock at a weighted average price of $34.87 per share for an aggregate amount of $3.5 million. During the nine months ended September 30, 2016, the Company repurchased 717,115 shares of Class A common stock at a weighted average price of $33.08 per share for an aggregate amount of $23.8 million. The Company accounted for the transactions under the cost method and holds 2,886,621 common shares with a cost of $77.4 million in Treasury Stock as of September 30, 2016. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.
Warrants
The following table presents the activity during the nine months ended September 30, 2016 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3,024,123	$26.42
Granted	—	—
Exercised	(304,596)	26.06
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	2,719,527	26.46
Exercisable at September 30, 2016	1,616,049	25.22
Vested at September 30, 2016	1,616,049	25.22
Vested and expected to vest at September 30, 2016	2,719,527	26.46
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

Information presented for September 30, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
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

The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

	Minimum Capital Requirement	Minimum to be Well Capitalized	September 30, 2016	December 31, 2015
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	10.3%	10.3%
Common equity tier 1 capital ratio	4.5%	6.5%	11.8%	12.1%
Tier 1 risk-based capital ratio	6.0%	8.0%	11.8%	12.1%
Total risk-based capital ratio	8.0%	10.0%	12.0%	12.1%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	9.6%	9.9%
Common equity tier 1 capital ratio	4.5%	6.5%	11.0%	11.6%
Tier 1 risk-based capital ratio	6.0%	8.0%	11.0%	11.6%
Total risk-based capital ratio	8.0%	10.0%	11.5%	11.6%
At September 30, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject. At September 30, 2016, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2016 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of September 30, 2016 and December 31, 2015, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
As of September 30, 2016, the Company had a Tier 1 leverage ratio of 10.3%, which provided $426.7 million of excess capital relative to the minimum requirements to be considered well capitalized. As of September 30, 2016, the Bank had a Tier 1 leverage ratio of 9.6%, which provided $365.0 million of excess capital relative to the minimum requirements to be considered well capitalized.
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
The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At September 30, 2016, the Company had additional capacity to borrow from the FHLB of $1.65 billion. Also, at September 30, 2016, the Company has unused credit lines with financial institutions of $70.0 million.
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

The Company approved a stock repurchase program under which the Company is authorized to acquire up to $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of September 30, 2016, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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

The following table summarizes commitments as of the dates presented:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to fund loans	$724,592	$578,730
Unused lines of credit	406,608	358,601
Commercial and standby letters of credit	23,451	14,410
Total	$1,154,651	$951,741
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.
Non-GAAP Financial Measures
The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the third quarter of 2016 include $72 thousand of severance expense and a $749 thousand gain on investment securities.

The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Core Net Income
(Unaudited)
	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands, except per share data)
Net Income	$26,064	$23,504	$22,452	$29,749	$21,140
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	749	324	(54)	(28)	166
FDIC loss share indemnification loss	—	—	—	—	—
Noninterest expenses
Salaries and employee benefits	72	1,018	240	48	3
Occupancy and equipment	—	—	103	512	—
Professional services	—	—	—	—	—
Data processing and network fees	—	—	—	—	—
Other operating expenses	7	—	7	88	20
Taxes
Tax Effect of adjustments	(10)	17	(146)	(7,897)	50
Core Net Income	$25,384	$24,215	$22,710	$22,528	$21,047
Average assets	$8,247,690	$7,899,230	$7,554,078	$7,123,099	$6,650,260
ROA	1.25%	1.19%	1.19%	1.66%	1.26%
Core ROA	1.22%	1.23%	1.21%	1.25%	1.26%
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands, except share and per share data)
Total assets	$8,531,152	$8,221,222	$7,836,124	$7,331,486	$6,888,689
Less:
Goodwill and other intangible assets	86,151	86,408	86,705	87,084	87,484
Tangible assets	$8,445,001	$8,134,814	$7,749,419	$7,244,402	$6,801,205
Total stockholders’ equity	$966,085	$923,172	$889,299	$876,109	$855,878
Less:
Goodwill and other intangible assets	86,151	86,408	86,705	87,084	87,484
Tangible stockholders’ equity	$879,934	$836,764	$802,594	$789,025	$768,394
Shares outstanding	40,791,359	40,537,913	40,595,787	40,860,453	40,984,200
Tangible book value per share	$21.57	$20.64	$19.77	$19.31	$18.75
Average assets	$8,247,690	$7,899,230	$7,554,078	$7,123,099	$6,650,260
Average equity	943,168	905,728	876,059	864,654	861,971
Average goodwill and other intangible assets	86,276	86,564	86,917	87,291	87,701
Tangible average equity to tangible average assets	10.5%	10.5%	10.6%	11.0%	11.8%
Tangible common equity ratio	10.4%	10.3%	10.4%	10.9%	11.3%
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
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2015 to September 30, 2016. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.
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

FCB Financial Holdings, Inc. (Registrant)

Date:	November 9, 2016	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)