Form 10-K
period 2016-12-31
FCB FINANCIAL HOLDINGS, INC.
filed 2017-02-24
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________
FORM 10-K

 _______________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission file number: 001-36586

 _______________________________
FCB Financial Holdings, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.31 billion.
As of February 1, 2017, the registrant had 41,278,222 shares of Class A Common Stock outstanding and 114,822 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1. Business
Business Overview
FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with one wholly-owned national bank subsidiary, Florida Community Bank, National Association. We provide a range of financial products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 46 branches in south and central Florida. We target retail customers and commercial customers who are engaged in a wide variety of industries including healthcare and professional services; retail and wholesale trade; tourism; agricultural services; manufacturing; distribution and distribution-related industries; technology; automotive; aviation; food products; building materials; residential housing; and commercial real estate.
Since our formation in April 2009, we have raised equity capital and acquired certain assets and assumed certain liabilities of eight failed banks from the FDIC, as receiver. In January 2014, we acquired Great Florida Bank, which, combined with the acquisitions of the eight failed banks, are collectively referred to as the “Acquisitions”. Through the integration of the operations and systems of the acquired banks, we have transformed into a large, integrated commercial bank. Subsequent to the Acquisitions, we have focused on internal growth. From the Acquisitions and our internal growth, our consolidated total assets, total deposits and total stockholders’ equity were $9.09 billion, $7.31 billion and $982.4 million at December 31, 2016.

Acquisitions
Old Failed Bank Acquisitions
In six of the eight Old Failed Bank acquisitions, we entered into loss sharing agreements with the FDIC under which the FDIC would bear a substantial portion of the risk of loss. In general, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first agreed-upon portion of losses on the acquired loans and OREO.
On March 4, 2015, the Bank entered into agreements with the FDIC that terminated all six of the then existing loss share agreements with the FDIC, and made a payment of $14.8 million to the FDIC as consideration for the early termination of such loss share agreements. All rights and obligations of the Bank under the loss share agreements, including the clawback provisions, were eliminated under the early termination agreements. As a consequence of the early termination of the loss share agreements, future projected amortization expense of the indemnification asset was eliminated. Further, early termination of the loss share agreements resulted in a one-time expense of approximately $40.3 million on a tax effected basis, or $65.5 million on a pre-tax basis.
Great Florida Bank Acquisition
On January 31, 2014, we paid $14.1 million in cash, net of cash acquired, in connection with the acquisition of Great Florida Bank, a state chartered commercial bank, headquartered in Miami Lakes, Florida. The primary reasons for the transaction were to enhance stockholder value and to further expand our existing branch network. Great Florida Bank had total assets of $957.3 million and total liabilities of $962.2 million at fair value as of January 31, 2014. Holders of Great Florida Bank common stock received $3.24 per share in cash for each common share owned resulting in a total cash purchase price of $42.5 million. The acquisition of Great Florida Bank added to our branch network 25 banking locations within Southeast Florida and the Miami metropolitan area. The Company invested $125 million in the Bank at the time of the Great Florida Bank transaction. None of the assets acquired in the Great Florida Acquisition were covered by loss sharing agreements.
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

We provide credit products through standby letters of credit and the issuance of FCB branded corporate credit cards and purchasing cards issued by a third party provider. We also offer derivative products such as interest rate swaps through a third party provider. Deposit products include checking accounts tailored to meet the needs of our commercial customers, savings accounts with customizable features, and money market accounts with competitive tiered rates.
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
Syndicated Loans: We participate in syndicated loans when we believe our participation will provide an attractive return and we are comfortable with the risk profile of the loan. In 2013, we expanded our syndicated loan program beyond our focus on Florida-based companies to a more geographically diversified portfolio that includes companies located throughout the United States. As of December 31, 2016 and 2015, we held approximately $433.0 million and $464.2 million of syndicated national loans, respectively.
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
Our top five market areas include the Miami-Fort Lauderdale-West Palm Beach MSA, Naples-Immokalee-Marco Island, FL MSA, Cape Coral-Fort Myers, FL MSA, North Port-Sarasota-Bradenton, FL MSA and Orlando-Kissimmee-Sanford, FL MSA of which we held 1.47%, 3.55%, 3.05%, 2.12% and 0.98%, respectively, of the deposit market share as of June 30, 2016. Overall, in the Florida marketplace, the Company ranks 13th in total deposits according to SNL Financial.
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
Employees
As of December 31, 2016, we had 644 full-time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationships with our employees to be positive.
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
The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
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
We believe that, as of December 31, 2016, the Company and the Bank each met all capital adequacy requirements under the New Capital Rules, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective.
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
Under this system, the federal bank regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all depository institutions are placed. The federal bank regulators have also specified by regulation the relevant capital levels for each of the other categories. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. Federal bank regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. A depository institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC; restrictions on certain business activities; and appointment of the FDIC as conservator or receiver. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
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
Volcker Rule
The Dodd-Frank Act significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor “covered funds” (as defined in the Volcker Rule), which may restrict our ability to hold certain securities, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. The Volcker Rule’s requirements relating to proprietary trading generally became effective in July 2015. In December 2014 the Federal Reserve extended the conformance period for investments in, and relationships with, covered funds (including non-conforming collateralized loan obligations) that were in place prior to December 31, 2013 until July 2016, which was subsequently further extended until July 2017.
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
The Dodd-Frank Act changed the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.
On March 15, 2016, the FDIC adopted a rule in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires large institutions to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. Since the Reserve Ratio has reached 1.15%, the FDIC will collect assessment surcharges from large institutions, which are generally defined as those with total consolidated assets of $10 billion or more. Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the Reserve Ratio to 1.35%

On April 26, 2016, the FDIC also adopted a rule amending small institution pricing for deposit insurance which became effective June 30, 2016. Effective July 1, 2016, the initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points.  Total base assessment rates after possible adjustments were reduced from 2.5 to 45 basis points to 1.5 to 40 basis points.
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
The Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
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
As a result of our Acquisitions, a significant portion of our current interest income has been derived from the realization of accretable discounts on acquired loans. For the year ended December 31, 2016, we recognized $65.6 million of interest income on acquired loans, or 20.5 % of total interest income. For the year ended December 31, 2015, we recognized $69.2 million of interest income on acquired loans, or 27.8% of total interest income, and for the year ended December 31, 2014, we recognized $77.3 million of interest income on acquired loans, or 38.0% of total interest income, in each case, a portion of interest income is from the accretable discounts on our acquired loans. While our new loan portfolio has grown significantly over the last three years and represents 94.3% of our outstanding loans at December 31, 2016, if we are unable to continue to replace the remaining acquired loans and related interest income with new performing loans, our financial condition and earnings may be adversely affected.

If we fail to effectively manage credit risk, our business and financial condition will suffer.
There are risks inherent in making or purchasing any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. As of December 31, 2016, approximately 5.7% of loans held by the Bank were obtained through acquisitions. In addition, we continue to grow our commercial loan origination business. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.
Economic and market developments, including the potential for inflation, may have an adverse effect on our business, possibly in ways that are not predictable or that we may fail to anticipate.
Economic and market disruptions, including inflation, present considerable risks and challenges to us. Declining housing valuations and business failures can negatively impact the performance of mortgage, commercial and construction loans and result in significant write downs of assets by financial institutions. General downward economic trends, reduced availability of commercial credit and high unemployment can negatively impact the credit performance of commercial and consumer loans, resulting in additional write downs. These risks and challenges can significantly diminish overall confidence in the national economy, the financial markets and financial institutions. This reduced confidence could further compound the overall market disruptions and risks to banks and bank holding companies, including us. These conditions, among others, are some of the factors that ultimately led to the failure of the Old Failed Banks whose assets we purchased from the FDIC, as receiver. Although, as a new market entrant in 2010, we benefited from these market dislocations as reflected in our purchase price for the acquired assets, deterioration of real estate markets and related impacts, including increasing foreclosures, business failures and unemployment, may adversely affect our results of operations. A decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. To the extent that our business may be similar in certain respects to the failed banks whose assets and liabilities we acquired, and that we may be serving the same general customer base with portions of a product mix which may be similar to that of the failed banks, there is no guarantee that similar economic conditions to those which adversely affected the failed banks’ results of operations will not similarly adversely affect our results of operations.
Our business and operations are located in Florida, which experienced economic difficulties worse than many other parts of the United States during the last economic cycle, and as a result we are highly susceptible to downturns in the Florida economy.
In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in Florida. During the most recent economic downturn, Florida was affected disproportionately relative to the rest of the country. As of December 2007, Florida’s unemployment rate was in line with the national average at 4.7% compared to 4.5% for the nation. By December 2009, Florida’s state unemployment rate was 11.6% relative to the national average of 8.8%, as reported by SNL Financial. Additionally, Florida’s GDP was significantly impacted. In 2009, Florida’s GDP decreased 5.9%, nearly double the national average of a 3.3% decline, as reported by the U.S. Bureau of Economic Analysis. Furthermore, Florida experienced significant volatility in real estate prices with home prices decreasing by approximately 50% from peak to trough in Miami, Orlando, and Tampa. These factors along with disruption in the credit markets and decreased availability of financing for commercial borrowers in Florida resulted in low consumer confidence, depressed real estate markets and a regional economic performance that trailed the United States as a whole. These conditions may arise in Florida, even if the general economic conditions in the United States don't exhibit signs of degradation. In addition, the Florida economy is largely dependent on the tourism industry. If there is a significant decline in tourism, the resulting economic effect could have a material negative impact on our operating results by reducing our growth prospects, affecting the ability of our customers to repay their loans to us and generally adversely affecting our financial condition.
As of December 31, 2016, approximately 36.1% of our loan portfolio was secured by commercial properties and approximately 33.2% of our loan portfolio was secured by 1-4 single family residential properties located primarily in Florida. A substantial portion of our future loan activities may involve commercial and residential properties in Florida. A concentration of our loans in Florida subjects us to the risk that a downturn in the Florida economy could result in a lower than expected loan origination volume and higher than expected delinquency and foreclosure rates or losses on loans. Further, if Florida real estate markets were depressed, it would become more difficult and costly for us to liquidate foreclosed properties. The occurrence of a natural disaster in Florida, such as a hurricane, tropical storm or other severe weather event, or a manmade disaster could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. In addition, many residents and businesses in Florida have incurred significantly higher property and casualty insurance premiums on their properties which have and may continue to adversely affect real estate sales and values in our markets. We may suffer losses due to the decline in the value of the properties underlying our mortgage loans, which could have a material adverse impact on our operations. Any individual factor or a combination of factors could materially negatively impact our business, financial condition, results of operations and prospects. A high rate of foreclosures or loan delinquencies, could have a material adverse effect on our operations and our business.

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
As of December 31, 2016, commercial and industrial loans constituted $1.35 billion, or 20.4%, and commercial real estate loans constituted $2.40 billion, or 36.1% of our total loan portfolio. We expect that over time, new loan originations will be more focused on commercial and industrial loans. To the extent that the Bank extends credit to commercial borrowers (both commercial and industrial borrowers and commercial real estate borrowers) such loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the related commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of a commercial loan in comparison to other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. In addition, commercial loan customers often have the ability to fund current interest payments through additional borrowings, and as a result the actual credit risk associated with these customers may be worse than anticipated.
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
As of December 31, 2016, the fair value of the Company’s investment securities portfolio was approximately $1.93 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment approach, with concentrations of government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other- than-temporary impairments in future periods and result in realized losses, which could have a material adverse effect on our business.

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
Due to the growth of the Bank over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. As of December 31, 2016, loans included in our new loan portfolio that were originated within the previous 36-month period totaled $4.93 billion, or 79.3%, of total new loans held by the Company. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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
We currently conduct our banking operations primarily in Miami-Dade, Broward, Collier, Lee, Hendry, Charlotte, Palm Beach, Volusia, Sarasota, Orange, Seminole, Brevard, Hernando, St. Lucie, Martin, Hillsborough, and Indian River counties, all of which are located in Florida. We may not be able to compete successfully against current and future competitors, which may result in fewer customers and reduced loans and deposits. Many competitors offer banking services identical to those offered by us in our service areas. These competitors include national banks, regional banks and community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Some of these competitors may have a long history of successful operations in our markets and have greater ties to local businesses and banking relationships, as well as a more well-established depositor base. Competitors with greater resources may possess an advantage by being capable of maintaining numerous banking locations in more convenient locations, owning more ATMs and conducting extensive promotional and advertising campaigns or operating at a lower fixed-cost basis through the Internet.
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
Growth through acquisitions of banks in open or FDIC-assisted transactions, as well as the selective acquisition of assets, deposits and branches, represent an important component of our business strategy. Any future acquisitions will be accompanied by the risks commonly encountered in any acquisition. These risks include, among other things: credit risk associated with the acquired bank’s loans and investments; difficulty of integrating operations; retaining and integrating key personnel; and potential disruption of our existing business. We expect that competition for suitable acquisition targets may be significant. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on terms and conditions we consider to be acceptable.
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
The Volcker Rule restricts our ability to sponsor or invest in covered funds (as defined in the rule) and engage in certain types of proprietary trading. We have investments in special purpose entities that securitize a portfolio of primarily broadly syndicated loans. These entities are called collateralized loan obligations, or CLOs. CLOs are vehicles that, based on the existing characteristics of the securities and the CLO vehicles, are covered by the Volcker Rule and the final rules implementing the Volcker Rule. When the final rules were issued by the Federal Reserve, the final date for conformance of activities covered by the Volcker Rule was July 21, 2015. On December 18, 2014 the Federal Reserve extended the conformance period for investments in, and relationships with, covered funds (including non-conforming CLOs) that were in place prior to December 31, 2013 until July 21, 2016. In addition, the Federal Reserve board has granted banking entities an additional one-year extension of the conformance period until July 21, 2017. We are continuing to evaluate the impact of the Volcker Rule and the final rules on our business and operations, and we take into account the prohibitions and applicable conformance periods under the Volcker Rule in managing our portfolio of investment securities. As of December 31, 2016, we owned $54.6 million of CLO securities with a weighted average yield of 3.16% that do not conform to the Volcker Rule. If we decide, or are required, to sell these securities, our future net interest income could be adversely impacted if alternative investment opportunities yield a lower rate. Further, if we are not able to continue to hold non-conforming CLO securities, we may be required to recognize losses on CLO securities that we hold or to sell CLO securities at times or prices at which we would otherwise determine not to sell them.
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
Certain recent regulatory changes apply only to bank holding companies or depository institutions with more than $10 billion in total consolidated assets. Such changes include requirements to undergo company-run stress tests, establish an enterprise-wide board-level risk committee and develop and implement a compliance program under the Volcker Rule; limitations on debit card interchange fees; increased assessments for FDIC deposit insurance; and direct supervision and examination by the Consumer Financial Protection Bureau. Although we and the Bank each had less than $10 billion in total consolidated assets as of December 31, 2016, our business strategy contemplates additional acquisitions and organic growth, and if we or the Bank have more than $10 billion in total assets, our business and results of operations could be impacted as a result of these additional requirements.
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
Our certificate of incorporation provides that we may issue up to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, and 50,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 share of preferred stock, par value $0.001 per share. As of December 31, 2016, there were 40,969,097 shares of Class A Common Stock and 188,447 shares of Class B Common Stock issued and outstanding and no shares of preferred stock outstanding, which does not include shares held in treasury, shares of common stock reserved for issuance upon the exercise of outstanding options or warrants or additional shares reserved for issuance under either of our 2013 Stock Incentive Plan or 2016 Stock Incentive Plan. As of December 31, 2016, there are no remaining awards available from the 2009 Option Plan.
As of December 31, 2016, we had outstanding warrants to purchase 2,685,927 shares of Class A Common Stock, 5,271,493 shares subject to outstanding options, and an aggregate of 50,837 additional shares of common stock reserved for issuance under our 2013 Stock Incentive Plan. In addition, we had outstanding options to purchase 827,500 shares of Class A Common Stock and 1,051,288 of additional shares of common stock reserved for issuance under our 2016 Stock Incentive Plan, all of which are eligible for sale in the public market to the extent permitted by any applicable vesting requirements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or Securities Act.
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
As of February 1, 2017, our executive officers, directors and three principal stockholders (beneficial owners of greater than 5% of our Class A Common Stock) together beneficially own outstanding shares representing, in the aggregate, approximately 23.2% of the presently outstanding shares of our Class A Common Stock (and after giving effect to the exercise of outstanding options and warrants that are or will become exercisable within 60 days after such date could beneficially own up to approximately 32.2% of the outstanding shares of Class A Common Stock). As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider. In addition, this concentration of ownership of the Company’s Class A Common Stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other stockholders may consider the transaction beneficial, and might adversely affect the market price of our Class A Common Stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, including the integration of our acquired banks, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s executive offices are located at 2500 Weston Rd. Suite 300, Weston, Florida. The Company currently owns or leases 46 full-service banking locations under the Florida Community Bank brand in 17 Florida counties. Our main operating centers are located in Weston, Florida, Winter Park, Florida and in Naples, Florida. We evaluate our facilities to identify possible under-utilization and to determine the need for functional improvement and relocations. We believe that the facilities we lease are in good condition and are adequate to meet our current operational needs.

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

	Market Price Range
	High	Low
Year Ended December 31, 2015
First Quarter 2015	$27.74	$21.53
Second Quarter 2015	$32.36	$25.77
Third Quarter 2015	$35.99	$30.13
Fourth Quarter 2015	$39.38	$30.60
Year Ended December 31, 2016
First Quarter 2016	$35.29	$28.64
Second Quarter 2016	$37.75	$30.23
Third Quarter 2016	$39.44	$33.03
Fourth Quarter 2016	$48.90	$35.55
As of February 1, 2017, we had 41,278,222 shares of Class A Common Stock outstanding (exclusive of 2,694,489 shares held in treasury) and 114,822 shares of Class B Common Stock outstanding (exclusive of 192,132 shares held in treasury). As of February 1, 2017, FCB Financial Holdings, Inc. had approximately 24 and 2 stockholders of record for our Class A Common Stock and Class B Common Stock, respectively.
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

The following graph compares the cumulative total stockholders’ return on our Class A Common Stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index and the SNL U.S. Bank $5B-$10B Index from August 1, 2014 (the date our Class A Common Stock commenced trading on the NYSE) through December 31, 2016. The comparison assumes that $100 was invested on August 1, 2014 in our Class A Common Stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).

Item 6. Selected Financial Data
The following tables contain certain selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report. The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited financial statements included elsewhere in this report or as previously filed. On January 31, 2014, we acquired GFB and their operations are included in the consolidated financial statements from the date of acquisition and therefore may affect the comparability of the information presented below. The selected historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data
Total Assets	$9,090,134	$7,331,486	$5,957,628	$3,973,370	$3,245,061
New loans	6,259,406	4,610,763	3,103,417	1,770,711	729,673
Acquired loans ($0, $0, $273,366, $359,255 and $478,176 covered by FDIC loss share, respectively)	375,488	582,424	826,173	488,073	631,641
Allowance for loan losses	(37,897)	(29,126)	(22,880)	(14,733)	(18,949)
Loans, net	$6,596,997	$5,164,061	$3,906,710	$2,244,051	$1,342,365
FDIC loss share indemnification asset	$—	$—	$63,168	$87,229	$125,949
Total investment securities	$1,928,090	$1,584,099	$1,425,989	$1,182,323	$1,505,112
Total deposits	$7,305,671	$5,430,638	$3,978,535	$2,793,533	$2,190,340

Borrowings (including FHLB advances of $592,250, $806,500, $983,686, $431,013 and $271,642, respectively)	$751,103	$983,183	$1,067,981	$435,866	$271,642
Selected Income Statement Data
Total interest income	$319,316	$249,040	$203,426	$145,263	$148,834
Total interest expense	51,600	31,244	28,254	22,940	27,506
Net interest income	$267,716	$217,796	$175,172	$122,323	$121,328
Provision for loan losses	7,655	6,823	10,243	2,914	26,101
Net interest income after provision for loan losses	$260,061	$210,973	$164,929	$119,409	$95,227
Total noninterest income	29,717	(25,322)	17,032	10,942	19,295
Total noninterest expense	133,957	126,604	145,632	104,308	121,749
Income (loss) before income tax expense (benefit)	15,582	59,047	36,329	26,043	(7,227)
Income tax expense (benefit)	55,905	5,656	13,957	8,872	(2,399)
Net income (loss)	$99,916	$53,391	$22,372	$17,171	$(4,828)
Per Share Data
Earnings (loss) per share—Basic	$2.45	$1.29	$0.59	$0.46	$(0.13)
Earnings (loss) per share—Diluted	$2.31	$1.23	$0.58	$0.46	$(0.13)
Weighted average shares outstanding—Basic	40,716,588	41,300,979	38,054,158	36,947,192	37,011,598
Weighted average shares outstanding—Diluted	43,225,164	43,293,607	38,258,316	36,949,129	37,011,598
Performance Ratios
Interest rate spread	3.29%	3.43%	3.38%	3.54%	3.74%
Net interest margin	3.51%	3.59%	3.53%	3.79%	4.00%
Return on average assets	1.23%	0.82%	0.41%	0.49%	(0.14)%
Return on average equity	10.80%	6.21%	2.89%	2.35%	(0.67)%
Efficiency ratio (company level)	44.60%	64.93%	74.88%	77.13%	85.29%
Average interest-earning assets to average interest bearing liabilities	119.97%	120.53%	118.45%	130.73%	125.79%
Loans receivable to deposits	90.82%	95.63%	98.77%	80.86%	62.15%
Yield on interest-earning assets	4.13%	4.06%	4.06%	4.47%	4.88%
Cost of interest-bearing liabilities	0.84%	0.63%	0.68%	0.93%	1.14%
Asset Quality Ratios
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.39%	0.35%	0.49%	1.51%	0.73%
Nonperforming assets to total assets	0.50%	0.79%	1.58%	1.73%	2.09%
Covered loans to total gross loans	—%	—%	6.96%	15.90%	35.13%
ALL to nonperforming assets	84.08%	50.47%	24.36%	21.40%	27.98%
ALL to total gross loans	0.57%	0.56%	0.58%	0.65%	1.39%
Net charge-offs to average loans receivable	(0.02)%	0.01%	0.07%	0.42%	1.98%
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.04%	0.03%	—%	0.06%	0.07%
New loan ALL to total gross new loans	0.54%	0.52%	0.52%	0.47%	0.71%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	6.18%	2.90%	2.34%	6.78%	1.50%
Covered acquired loans to total gross acquired loans	—%	—%	33.09%	73.60%	75.70%

Acquired loan ALL to total gross acquired loans	1.16%	0.92%	0.83%	1.32%	2.18%
Capital Ratios (Company)
Average equity to average total assets	11.4%	13.2%	14.2%	20.9%	21.2%
Tangible average equity to tangible average assets	10.4%	12.0%	12.8%	20.0%	20.2%
Tangible common equity ratio (end of period)	10.0%	10.9%	13.0%	17.2%	21.5%
Tier 1 leverage ratio	10.3%	10.3%	12.8%	18.0%	20.6%
Common equity tier 1 capital ratio	11.9%	12.1%	N/A	N/A	N/A
Tier 1 risk-based capital ratio	11.9%	12.1%	17.0%	24.8%	36.1%
Total risk-based capital ratio	12.5%	12.1%	17.6%	25.3%	37.1%

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
Having acquired nine banks within the State of Florida, our priority for 2017 is to organically grow loans and deposits within the State of Florida. Our 46 branch retail network extends from Naples to Sarasota, and further to Brooksville, on the west coast of Florida, from Miami to Daytona Beach on the east coast of Florida, and to Orlando in Central Florida. This market footprint includes three of the four largest MSAs in Florida; Miami-Fort Lauderdale-West Palm Beach, Tampa-St. Petersburg-Clearwater, and Orlando-Kissimmee-Sanford.
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
To support consumer and business awareness of our market presence, financial strength and product offerings, we use the traditional print, television and radio advertising channels as well as capitalize on opportunities to support local and state-wide causes that permit increased visibility of our logo, message, and experienced staff. During and following each acquisition the Company has implemented its “Stronger Than Ever” campaign which features outbound calling efforts and print advertising. The campaign communicates the newly acquired institutions’ continuity of staff combined with our financial strength and robust product offerings. By providing a consistent look and message in all marketing efforts we have been able to gain notoriety; increase brand awareness; and attract and retain new customers.
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
Comparison of our financial performance against other financial institutions is impacted by the accounting for loans acquired with deteriorated credit quality since origination.
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
We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our acquisitions in 2010, 2011, and 2014 we derive a portion of our interest income from the accretable discounts on acquired loans. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets.
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

Noninterest Income
Our noninterest income includes the following:

•	Service charges and fees;

•	Interest rate swap services;

•	BOLI income;

•	Accretion income and amortization expense from FDIC loss share indemnification asset and clawback liability;

•	Reimbursement of expenses on assets covered by loss sharing agreements;

•	Income from resolution of acquired assets; and

•	Net gains and losses from the sale of OREO assets and investment securities.
Noninterest Expense
Our noninterest expense includes the following:

•	Salaries and employee benefits;

•	Occupancy and equipment expenses;

•	Other real estate and acquired loan resolution related expenses;

•	Professional services;

•	Data processing and network expense;

•	Regulatory assessments and insurance;

•	Marketing and promotion expense: and

•	Amortization of intangibles
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
Performance Highlights
Operating and financial highlights for the year ended December 31, 2016 include the following:

•	Record net income available to common stockholders’ of $99.9 million, or $2.31 per diluted share, an increase of 87.1% over prior year

•	Net interest income of $267.7 million, an increase of 22.9%

•	Total loan portfolio increased 27.8% to $6.63 billion

•	Total deposits grew to $7.31 billion, or 34.5%

•	Efficiency ratio declined to 44.6% from 64.9% for the prior year

•	ROAA increase to 1.23% from 0.82% and ROAE increased to 10.80% from 6.21% from prior year

•	Tangible book value per share increased to $21.78
Analysis of Results of Operations
Net income available to common stockholders’ totaled $99.9 million, which generated diluted earnings per share (“EPS”) of $2.31 for the year ended December 31, 2016. Net income available to common stockholders for the year ended December 31, 2015 totaled $53.4 million, which generated diluted EPS of $1.23. The increase in earnings was primarily driven by increases in interest income and noninterest income of $70.3 million and $55.0 million, respectively. These increases were partially offset by an increase in income tax expense of $50.2 million. The Company’s results of operations for the year ended December 31, 2016 produced a return on average assets of 1.23% and a return on average common stockholders’ equity of 10.80% compared to prior year ratios of 0.82% and 6.21% respectively.

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

	Years Ended December 31,
	2016			2015			2014
	Average Balance (1)	Interest/ Expense (2)	Yield/Rate	Average Balance (1)	Interest/ Expense (2)	Yield/Rate	Average Balance (1)	Interest/ Expense (2)	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$78,496	$349	0.44%	$94,162	$176	0.19%	$100,849	$211	0.21%
New loans	5,421,058	192,642	3.50%	3,734,285	126,895	3.35%	2,299,940	81,353	3.49%
Acquired loans (3)(4)	480,129	65,619	13.67%	708,203	69,228	9.78%	888,444	77,317	8.70%
Investment securities and other	1,657,610	60,706	3.61%	1,537,840	52,741	3.38%	1,673,594	44,545	2.63%
Total interest-earning assets	7,637,293	319,316	4.13%	6,074,490	249,040	4.06%	4,962,827	203,426	4.06%
Non-earning assets:
FDIC loss share indemnification asset (5)	—			10,860			76,851
Noninterest-earning assets	482,868			452,288			407,289
Total assets	$8,120,161			$6,537,638			$5,446,967
Interest-bearing liabilities:
Interest-bearing demand deposits	$767,788	$4,211	0.55%	$324,053	$1,405	0.43%	$25,977	$53	0.20%
Interest-bearing NOW accounts	412,745	1,538	0.37%	381,081	1,310	0.34%	245,998	749	0.30%
Savings and money market accounts	2,327,175	14,617	0.63%	1,860,403	9,726	0.52%	1,708,507	9,845	0.58%
Time deposits (6)	2,075,196	23,963	1.15%	1,364,064	13,700	1.00%	1,338,016	12,111	0.91%
FHLB advances and other borrowings (6)	783,241	7,271	0.92%	1,110,135	5,103	0.45%	871,296	5,496	0.62%
Total interest-bearing liabilities	6,366,145	51,600	0.84%	5,039,736	31,244	0.63%	4,189,794	28,254	0.68%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	764,383			586,473			433,330
Other liabilities	64,438			51,218			48,856
Stockholders’ equity	925,195			860,211			774,987
Total liabilities and stockholders’ equity	$8,120,161			$6,537,638			$5,446,967
Net interest income		$267,716			$217,796			$175,172
Net interest rate spread			3.29%			3.43%			3.38%
Net interest margin			3.51%			3.59%			3.53%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Includes loans on nonaccrual status.

(4)	Net of allowance for loan losses.

(5)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.

(6)	Interest expense includes the impact from premium amortization.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the prior period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the current period’s volume. Changes applicable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category. Yields have been calculated on a pre-tax basis.

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Years Ended December 31, 2016 compared to 2015			Years Ended December 31, 2015 compared to 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total	Volume (3)	Rate (3)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(34)	$207	$173	$(14)	$(21)	$(35)
New loans	59,818	5,929	65,747	48,840	(3,298)	45,542
Acquired loans (1)	(26,267)	22,658	(3,609)	(16,924)	8,835	(8,089)
Investment securities	4,251	3,714	7,965	(3,744)	11,940	8,196
Total change in interest income	$37,768	$32,508	$70,276	$28,158	$17,456	$45,614
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,331	$475	$2,806	$1,228	$124	$1,352
Interest-bearing NOW accounts	111	117	228	452	109	561
Savings and money market accounts	2,654	2,237	4,891	893	(1,012)	(119)
Time deposits (2)	7,970	2,293	10,263	261	1,328	1,589
FHLB advances and other borrowings (2)	(1,818)	3,986	2,168	1,284	(1,677)	(393)
Total change in interest expenses	11,248	9,108	20,356	4,118	(1,128)	2,990
Total change in net interest income	$26,520	$23,400	$49,920	$24,040	$18,584	$42,624

(1)	Includes loans on nonaccrual status.

(2)	Interest expense includes the impact from premium amortization.

(3)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
Year ended December 31, 2016 compared to Year ended December 31, 2015
Net interest income was $267.7 million for the year ended December 31, 2016, an increase of 22.9% compared to $217.8 million for the year ended December 31, 2015. The increase in net interest income reflects a $70.3 million increase in interest income partially offset by a $20.4 million increase in interest expense. For the year ended December 31, 2016, average earning assets increased $1.56 billion, or 25.7%, while average interest-bearing liabilities increased $1.33 billion million, or 26.3%, compared to the year ended December 31, 2015.
The increase in interest income was primarily due to a $65.7 million increase in interest income on new loans. The average balance of new loans increased $1.69 billion and the average yield on new loans increased 15 basis points. Interest income on acquired loans decreased $3.6 million compared to prior year, primarily driven by a $228.1 million decrease in the average balance of acquired loans due to continued outperformance of collection and resolution activity in the acquired loan portfolio.
Interest expense on deposits increased $18.2 million due to a $1.65 billion, or 42.1%, increase in the average balance of interest-bearing deposits as well as an increase in the average rate paid on deposits. The increase in the average balance of deposits was primarily due to the focus on cross-selling and deepening both new and existing relationships. The increase in the average rate paid on deposits was attributable to the response to rate increases by the Federal Open Market Committee ("FOMC"). The average rate paid on time deposits, including the impact of premium amortization, was 1.15% and 1.00% for the years ended December 31, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $7.3 million for the year ended December 31, 2016 as compared to $5.1 million for the prior year. The increase was primarily due to an increase in average rate paid on borrowings of 47 basis points, partially offset by a decrease of $326.9 million, or 29.4%, in the average balance of FHLB advances and other borrowings.

The net interest margin for the year ended December 31, 2016 was 3.51%, a decrease of 8 basis points compared to 3.59% for the year ended December 31, 2015. The average yield on interest-earning assets increased to 4.13%, or 7 basis points, for the year ended December 31, 2016 as compared to 4.06% for the year ended December 31, 2015. The average rate paid on interest-bearing liabilities increased by 21 basis points, driven by the monetary policy of the FOMC.
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
Provision for Loan Losses
Year ended December 31, 2016 compared to Year ended December 31, 2015
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. Provision for loan losses increased by $832 thousand, or 12.2%, to $7.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Provision for loan loss expense for the year ended December 31, 2016 included a $9.8 million provision related to new loans and a $2.1 million recoupment of provision for the acquired loan portfolio. The increase in the provision for new loans is attributable to the $1.69 billion increase in the new loan portfolio average balance. The decrease in the provision for acquired loans is primarily attributable to better than expected performance of the legacy acquired loan portfolio resulting in a reversal of previously recorded provision expense.
Net recoveries were $1.1 million for the year ended December 31, 2016, a change from the prior year $577 thousand net charge-off. The change in net charge-offs was due to resolution of acquired loans in the 1-4 single family residential, Construction, land and development, and CRE loan categories. Net recoveries were 0.02% of average loans on for the year ended December 31, 2016 compared to 0.01% of net charge-offs to average loans for the prior year.
Year ended December 31, 2015 compared to Year ended December 31, 2014
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

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$3,467	$3,184	$2,963
Loan and other fees	8,895	8,611	6,793
Bank-owned life insurance income	5,192	4,610	4,175
FDIC loss share indemnification loss	—	(65,529)	(21,425)
Income from resolution of acquired assets	3,345	9,605	4,899
Gain on sales of other real estate owned	3,126	8,107	144
Gain on investment securities	1,819	1,906	12,105
Other noninterest income	3,873	4,184	7,378
Total noninterest income (loss)	$29,717	$(25,322)	$17,032
Year ended December 31, 2016 compared to Year ended December 31, 2015
The Company reported noninterest income of $29.7 million for the year ended December 31, 2016, an increase of $55.0 million compared to the year ended December 31, 2015. The increase was primarily due to the early termination of the FDIC loss share agreements in the prior year, partially offset by a decrease in income from resolution of acquired assets and gain on sale of OREO.
During the year ended December 31, 2015, the Company recognized $65.5 million in FDIC loss share indemnification loss resulting from the early termination of the FDIC loss share agreements.
Income from resolution of acquired assets totaled $3.3 million for the year ended December 31, 2016, a decrease of $6.3 million, or 65.2%, compared to $9.6 million for the prior year.
Gain on sales of other real estate owned decreased to $3.1 million for the year ended December 31, 2016, a decrease of $5.0 million, or 61.4%, compared to $8.1 million recognized for the year ended December 31, 2015.
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
Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest expense items, refer to the discussion of each component following the table presented.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$76,231	$69,021	$73,241
Occupancy and equipment expenses	13,591	14,397	14,064
Loan and other real estate related expenses	7,356	7,740	14,868
Professional services	5,207	5,412	5,629
Data processing and network	11,461	10,671	10,744
Regulatory assessments and insurance	7,872	8,196	7,839
Amortization of intangibles	1,189	1,631	1,710
Marketing and promotions	3,851	3,612	1,865
Other operating expenses	7,199	5,924	15,672
Total noninterest expense	$133,957	$126,604	$145,632
Year ended December 31, 2016 compared to Year ended December 31, 2015
The Company reported noninterest expense of $134.0 million for the year ended December 31, 2016, an increase of $7.4 million, or 5.8%, compared to the year ended December 31, 2015. The increase was primarily due to an increase in salaries and employee benefits and other operating expenses.
Salaries and employee benefits, the single largest component of our noninterest expense, totaled $76.2 million for the year ended December 31, 2016, an increase of $7.2 million, or 10.4%, compared to the previous year. The increase is primarily due to an increase in salary expense of $2.4 million and bonus expense of $3.2 million related to an increase in full-time equivalent employees and compensation expense of $1.1 million related to the long term management incentive program.
Other operating expenses increased $1.3 million, or 21.5%, for the year ended December 31, 2016, primarily due to an increase in printing and supplies, Federal Home Loan Bank Letter of Credit fees, and miscellaneous losses and charge offs of $478 thousand, $271 thousand, and $253 thousand, respectively.

Year ended December 31, 2015 compared to Year ended December 31, 2014
Salaries and employee benefits totaled $69.0 million for the year ended December 31, 2015, a decrease of $4.2 million, or 5.8%, compared to the year ended December 31, 2014. The decrease is primarily due to a decrease in stock based compensation of $13.4 million, partially offset by an increase in salary and incentive pay of $10.1 million.
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
Provision for Income Taxes
Year ended December 31, 2016 compared to Year ended December 31, 2015
The income tax expense for the year ended December 31, 2016 totaled $55.9 million, an increase of $50.2 million compared to the year ended December 31, 2015. The increase in income tax expense was primarily due to the increase in income before income taxes of $96.8 million. The effective income tax rate for the year ended December 31, 2016 was 35.9%, an increase in the effective tax rate of 26.3% compared to prior year. This increase was primarily due to the prior year release of a $9.1 million deferred tax asset valuation reserve and the revaluation of the net unrealized built-in loss related to the Great Florida Acquisition.
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
Analysis of Financial Condition
Total assets were $9.09 billion at December 31, 2016, an increase of $1.76 billion, or 24.0%, from December 31, 2015. The increase in total assets includes an increase of $1.43 billion in net loans, of which acquired loans decreased $206.9 million over the period through receipt of payments, loan payoffs or resolution through foreclosure and transfers to OREO. The total securities portfolio was $1.93 billion at December 31, 2016, an increase of $344.0 million from December 31, 2015. The remaining increase in total assets was mainly due to increases in BOLI of $30.2 million and cash and due from banks of $8.2 million which were partially offset by decreases in interest-earning deposits in other banks of $26.8 million and OREO of $20.1 million.

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

The following table summarizes the carrying value of our securities portfolio as of the periods presented:

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,512	$16,314	$20,930	$20,888	$6,078	$6,096
U.S. Government agencies and sponsored enterprises mortgage-backed securities	566,377	558,446	392,123	393,115	497,384	501,652
State and municipal obligations	28,109	27,679	2,041	2,215	2,039	2,277
Asset-backed securities	574,521	577,823	503,240	493,934	482,969	478,201
Corporate bonds and other debt securities	560,191	559,294	450,489	444,895	256,155	258,683
Preferred stock and other equity securities	137,228	136,878	171,170	169,575	113,367	112,189
Total available for sale	$1,882,938	$1,876,434	$1,539,993	$1,524,622	$1,357,992	$1,359,098
As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of December 31, 2016, and 2015, the Bank held approximately $51.7 million and $59.5 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2016 and 2015, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.
The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2016
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$16,512	2.38%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	38,514	2.31%	329,359	2.34%	198,504	2.63%
State and municipal obligations	—	—	—	—	196	—	27,913	2.21%
Asset-backed securities	—	—	40,886	3.90%	451,268	3.49%	82,367	3.19%
Corporate bonds and other debt securities	—	—	182,333	4.18%	104,086	3.53%	273,773	5.77%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	137,228	5.22%
Total available for sale			$261,733	3.86%	$901,421	3.05%	$719,785	4.37%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of December 31, 2016, the effective duration of the Bank’s investment portfolio is estimated to be approximately 3.1 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the year ended December 31, 2016 totaled $1.66 billion with a pre-tax yield of 3.61%.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of December 31, 2016 or 2015.

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

	December 31,
	2016		2015		2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,438,427	21.7%	$998,141	19.2%	$853,074	21.7%	$514,612	22.7%	$212,581	15.6%
Owner-occupied commercial real estate	769,814	11.6%	524,728	10.1%	281,703	7.2%	154,983	6.9%	92,570	6.8%
1-4 single family residential	2,012,856	30.2%	1,541,255	29.7%	922,657	23.5%	359,818	15.9%	70,882	5.2%
Construction, land and development	651,253	9.8%	537,494	10.4%	232,601	5.9%	75,666	3.3%	55,451	4.1%
Home equity loans and lines of credit	49,819	0.8%	30,945	0.6%	11,826	0.3%	19,303	0.9%	393	—%
Total real estate loans	$4,922,169	74.1%	$3,632,563	70.0%	$2,301,861	58.6%	$1,124,382	49.7%	$431,877	31.7%
Commercial and industrial	1,332,869	20.1%	972,803	18.7%	795,000	20.2%	645,153	28.6%	295,315	21.7%
Consumer	4,368	0.1%	5,397	0.1%	6,556	0.2%	1,176	0.1%	2,481	0.2%
Total new loans	$6,259,406	94.3%	$4,610,763	88.8%	$3,103,417	79.0%	$1,770,711	78.4%	$729,673	53.6%
Acquired ASC 310-30 loans:
Commercial real estate	130,628	2.0%	247,628	4.8%	$336,935	8.6%	$274,147	12.1%	331,217	24.3%
1-4 single family residential	31,476	0.5%	40,922	0.8%	86,308	2.2%	56,745	2.5%	68,558	5.0%
Construction, land and development	17,657	0.3%	28,017	0.5%	66,700	1.7%	55,936	2.5%	99,534	7.3%
Total real estate loans	$179,761	2.8%	$316,567	6.1%	$489,943	12.5%	$386,828	17.1%	$499,309	36.6%
Commercial and industrial	15,147	0.2%	36,783	0.7%	67,498	1.7%	57,047	2.5%	72,895	5.4%
Consumer	1,681	—%	2,390	—%	2,803	0.1%	3,992	0.2%	8,406	0.6%
Total acquired ASC 310-30 loans	$196,589	3.0%	$355,740	6.8%	$560,244	14.3%	$447,867	19.8%	$580,610	42.6%
Acquired non-ASC 310-30 loans:
Commercial real estate	38,786	0.6%	55,985	1.1%	$70,146	1.8%	$9,098	0.5%	10,241	0.8%
Owner-occupied commercial real estate	18,477	0.3%	21,101	0.4%	14,842	0.4%	3,014	0.1%	4,531	0.3%
1-4 single family residential	66,854	1.0%	84,111	1.6%	102,279	2.6%	10,174	0.5%	9,261	0.7%
Construction, land and development	6,338	0.1%	6,338	0.1%	9,729	0.2%	—	—%	289	—%
Home equity loans and lines of credit	42,295	0.6%	49,407	1.0%	54,704	1.4%	11,998	0.5%	18,595	1.4%
Total real estate loans	$172,750	2.6%	$216,942	4.2%	$251,700	6.4%	$34,284	1.6%	$42,917	3.2%
Commercial and industrial	5,815	0.1%	9,312	0.2%	13,548	0.3%	5,633	0.2%	7,828	0.6%
Consumer	334	—%	430	—%	681	—%	289	—%	286	—%
Total acquired non-ASC 310-30 loans	$178,899	2.7%	$226,684	4.4%	$265,929	6.7%	$40,206	1.8%	$51,031	3.8%
Total loans	$6,634,894	100.0%	$5,193,187	100.0%	$3,929,590	100.0%	$2,258,784	100.0%	$1,361,314	100.0%
Total loans were $6.63 billion at December 31, 2016, an increase of 27.8% compared to $5.19 billion at December 31, 2015.
Our new loan portfolio totaled $6.26 billion as of December 31, 2016, an increase of $1.65 billion, or 35.8%, from $4.61 billion as of December 31, 2015. The increase in new loans was primarily due to an increase in 1-4 single family residential loans and organic growth in commercial real estate and commercial and industrial loans. The Company purchased $199.0 million of loans during the year ended December 31, 2016. As of December 31, 2016 new loans made up 94.3% of our total loan portfolio as compared to 88.8% as of December 31, 2015.

Acquired loans were $375.5 million at December 31, 2016, a decrease of 35.5% compared to $582.4 million at December 31, 2015. As of December 31, 2016 acquired loans made up 5.7% of our total loan portfolio as compared to 11.2% as of December 31, 2015.

Loan Portfolio Maturities and Interest Rate Sensitivity
The following table summarized the loan contractual maturity distribution by type as of the period presented:

	December 31, 2016
	One Year or Less	After One but Within Five Years	After Five Years	Total
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$156,515	$802,084	$479,828	$1,438,427
Owner-occupied commercial real estate	16,120	264,366	489,328	769,814
1-4 single family residential	16,675	24,232	1,971,949	2,012,856
Construction, land and development	152,702	345,872	152,679	651,253
Home equity loans and lines of credit	3,454	1,053	45,312	49,819
Total real estate loans	345,466	1,437,607	3,139,096	4,922,169
Other loans:
Commercial and industrial	$186,876	$777,249	$368,744	$1,332,869
Consumer	272	3,083	1,013	4,368
Total other loans	187,148	780,332	369,757	1,337,237
Total new loans	$532,614	$2,217,939	$3,508,853	$6,259,406
Acquired ASC 310-30 Loans:
Real estate loans:
Commercial real estate	$29,304	72,379	28,945	130,628
1-4 single family residential	780	2,056	28,640	31,476
Construction, land and development	5,406	10,295	1,956	17,657
Total real estate loans	35,490	84,730	59,541	179,761
Other loans:
Commercial and industrial	$1,256	$11,867	$2,024	$15,147
Consumer	511	389	781	1,681
Total other loans	1,767	12,256	2,805	16,828
Total acquired ASC 310-30 loans	$37,257	$96,986	$62,346	$196,589
Acquired Non-ASC 310-30 Loans:
Real estate loans:
Commercial real estate	$4,193	$33,962	$631	$38,786
Owner-occupied commercial real estate	988	16,925	564	18,477
1-4 single family residential	136	8,404	58,314	66,854
Construction, land and development	6,338	—	—	6,338
Home equity loans and lines of credit	1,295	2,051	38,949	42,295
Total real estate loans	12,950	61,342	98,458	172,750
Other loans:
Commercial and industrial	$5,029	$458	$328	$5,815
Consumer	72	262	—	334
Total other loans	5,101	720	328	6,149
Total acquired non-ASC 310-30 loans	$18,051	$62,062	$98,786	$178,899
Total Loans	$587,922	$2,376,987	$3,669,985	$6,634,894

The following table summarizes the loan contractual maturity distribution by related interest rate characteristics as of the period presented:

	December 31, 2016
	After One but Within Five Years	After Five Years
	(Dollars in thousands)
New Loans:
Predetermined (fixed) interest rates	$843,500	$1,393,590
Floating interest rates	1,374,439	2,115,263
Total	2,217,939	3,508,853
Acquired ASC 310-30 Loans:
Predetermined (fixed) interest rates	79,882	41,787
Floating interest rates	17,104	20,559
Total	96,986	62,346
Acquired Non-ASC 310-30 Loans:
Predetermined (fixed) interest rates	53,722	30,506
Floating interest rates	8,340	68,280
Total	62,062	98,786
Total Loans:
Predetermined (fixed) interest rates	977,104	1,465,883
Floating interest rates	1,399,883	2,204,102
Total	$2,376,987	$3,669,985
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

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	581	—	—	—	—
1-4 single family residential	1,821	1,454	116	1,052	427
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	243	—	—	—	—
Commercial and industrial	—	—	—	24	88
Consumer	—	—	—	—	—
Total nonaccrual loans	2,645	1,454	116	1,076	515
Accruing loans 90 days or more past due	—	—	—	—	—
Total nonperforming loans	2,645	1,454	116	1,076	515
Other real estate owned (OREO)	—	—	—	—	—
Other foreclosed property	—	—	—	—	—
Total new nonperforming assets	$2,645	$1,454	$116	$1,076	$515
Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$9,685	$5,282	$4,866	$5,400	$5,421
Owner-occupied commercial real estate	2,501	2,247	211	562	928
1-4 single family residential	7,822	3,016	1,766	144	186
Construction, land and development	87	—	1,595	16,753	—
Home equity loans and lines of credit	2,557	2,295	3,005	1,996	2,433
Commercial and industrial	428	3,721	7,851	7,580	476
Consumer	68	357	—	644	—
Total nonaccrual loans	23,148	16,918	19,294	33,079	9,444
Accruing loans 90 days or more past due	39	—	—	—	—
Total nonperforming loans	23,187	16,918	19,294	33,079	9,444
Other real estate owned (OREO)	19,228	39,340	74,527	34,682	57,767
Other foreclosed property	11	—	—	—	2
Total acquired nonperforming assets	$42,426	$56,258	$93,821	$67,761	$67,213
Total nonperforming assets	$45,071	$57,712	$93,937	$68,837	$67,728
Nonaccrual loans totaled $25.8 million at December 31, 2016, an increase of 40.0% from $18.4 million at December 31, 2015. Excluding acquired loans, nonperforming loans totaled $2.6 million at December 31, 2016, an increase of $1.2 million from $1.5 million at December 31, 2015.
Nonperforming assets totaled $45.1 million at December 31, 2016, a decrease of $12.6 million, or 21.9%, from December 31, 2015. Excluding acquired assets, nonperforming assets totaled $2.6 million at December 31, 2016, compared to $1.5 million at December 31, 2015.
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
The following table sets forth our asset quality ratios for the periods presented:

	December 31,
	2016	2015	2014	2013	2012
Asset Quality Ratios
Asset and Credit Quality Ratios—New Loans
Nonperforming new loans to new loans receivable	0.04%	0.03%	—%	0.06%	0.07%
New loan ALL to total gross new loans	0.54%	0.52%	0.52%	0.47%	0.71%
Asset and Credit Quality Ratios—Acquired Loans
Nonperforming acquired loans to acquired loans receivable	6.18%	2.90%	2.34%	6.78%	1.50%
Covered acquired loans to total gross acquired loans	—%	—%	33.09%	73.60%	75.70%
Acquired loan ALL to total gross acquired loans	1.16%	0.92%	0.83%	1.32%	2.18%
Asset and Credit Quality Ratios—Total loans
Nonperforming loans to loans receivable	0.39%	0.35%	0.49%	1.51%	0.73%
Nonperforming assets to total assets	0.50%	0.79%	1.58%	1.73%	2.09%
Covered loans to total gross loans	—%	—%	6.96%	15.90%	35.13%
ALL to nonperforming assets	84.08%	50.47%	24.36%	21.40%	27.98%
ALL to total gross loans	0.57%	0.56%	0.58%	0.65%	1.39%
Net (recoveries) charge-offs to average loans receivable	(0.02)%	0.01%	0.07%	0.42%	1.98%

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

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(124)	—	3	(128)	—	(108)	(156)	(513)
Provision (credit) for non-ASC 310-30 loans	(1,512)	(401)	(31)	11	(21)	316	8	(1,630)
Provision (credit) for New loans	2,024	756	982	1,351	213	4,440	32	9,798
Total provision	388	355	954	1,234	192	4,648	(116)	7,655
Charge-offs for ASC 310-30 loans	(429)	—	(31)	(33)	—	(79)	(106)	(678)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(429)	(1)	(31)	(33)	(35)	(79)	(112)	(720)
Recoveries for ASC 310-30 loans	910	—	31	72	—	11	—	1,024
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,714	—	31	72	8	11	—	1,836
Ending ALL balance
ASC 310-30 loans	2,255	—	29	239	—	277	144	2,944
Non-ASC 310-30 loans	376	61	301	47	243	376	6	1,410
New loans	7,492	2,536	7,049	4,391	405	11,592	78	33,543
Balance at December 31, 2016	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(1,487)	—	(37)	(681)	—	(39)	175	(2,069)
Provision (credit) for non-ASC 310-30 loans	589	405	46	(39)	138	11	6	1,156
Provision (credit) for New loans	1,012	818	2,066	1,317	122	2,417	(16)	7,736
Total provision	114	1,223	2,075	597	260	2,389	165	6,823
Charge-offs for ASC 310-30 loans	(270)	—	(436)	(56)	—	(643)	(60)	(1,465)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(132)	—	(8)	(268)
Charge-offs for New loans	—	—	—	—	—	(15)	—	(15)
Total charge-offs	(270)	—	(564)	(56)	(132)	(658)	(68)	(1,748)
Recoveries for ASC 310-30 loans	400	—	174	407	—	177	1	1,159
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12
Total recoveries	400	—	174	407	—	189	1	1,171

Ending ALL balance
ASC 310-30 loans	1,898	—	26	328	—	453	406	3,111
Non-ASC 310-30 loans	1,084	463	332	36	291	60	4	2,270
New loans	5,468	1,780	6,067	3,040	192	7,152	46	23,745
Balance at December 31, 2015	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733
Provision (credit) for ASC 310-30 loans	735	—	271	107	—	(716)	245	642
Provision (credit) for non-ASC 310-30 loans	490	53	362	75	442	67	35	1,524
Provision (credit) for New loans	2,678	591	2,695	895	(56)	1,229	45	8,077
Total provision	3,903	644	3,328	1,077	386	580	325	10,243
Charge-offs for ASC 310-30 loans	(270)	—	(31)	(1,244)	—	(678)	(113)	(2,336)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(296)	(24)	(29)	(349)
Charge-offs for New loans	—	—	—	(6)	—	(348)	—	(354)
Total charge-offs	(270)	—	(31)	(1,250)	(296)	(1,050)	(142)	(3,039)
Recoveries for ASC 310-30 loans	115	—	—	810	—	13	1	939
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	4	—	4
Total recoveries	115	—	—	810	—	17	1	943
Ending ALL balance
ASC 310-30 loans	3,255	—	325	658	—	958	290	5,486
Non-ASC 310-30 loans	495	58	414	75	285	49	6	1,382
New loans	4,456	962	4,001	1,723	70	4,738	62	16,012
Balance at December 31, 2014	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2013	$3,734	$373	$3,049	$5,239	$67	$6,054	$433	$18,949
Provision (credit) for ASC 310-30 loans	1,263	—	(1,558)	601	—	(1,493)	510	(677)
Provision (credit) for non-ASC 310-30 loans	(3)	(7)	30	(3)	415	(130)	(4)	298
Provision (credit) for New loans	541	10	684	(141)	122	2,120	(43)	3,293
Total provision	1,801	3	(844)	457	537	497	463	2,914
Charge-offs for ASC 310-30 loans	(1,387)	—	(830)	(4,052)	—	(201)	(723)	(7,193)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(339)	(163)	—	(502)
Charge-offs for New loans	—	—	—	(193)	—	—	—	(193)
Total charge-offs	(1,387)	—	(830)	(4,245)	(339)	(364)	(723)	(7,888)

Recoveries for ASC 310-30 loans	310	—	68	368	—	11	1	758
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	310	—	68	368	—	11	1	758
Ending ALL balance
ASC 310-30 loans	2,675	—	85	985	—	2,339	157	6,241
Non-ASC 310-30 loans	5	5	52	—	139	6	—	207
New loans	1,778	371	1,306	834	126	3,853	17	8,285
Balance at December 31, 2013	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2012	$1,271	$446	$5,464	$1,844	$84	$8,628	$105	$17,842
Provision (credit) for ASC 310-30 loans	10,255	—	(1,667)	11,065	—	3,473	594	23,720
Provision (credit) for non-ASC 310-30 loans	96	(39)	18	(35)	9	718	49	816
Provision (credit) for New loans	673	(34)	466	609	4	(200)	47	1,565
Total provision	11,024	(73)	(1,183)	11,639	13	3,991	690	26,101
Charge-offs for ASC 310-30 loans	(8,742)	—	(1,232)	(8,273)	—	(4,574)	(310)	(23,131)
Charge-offs for non-ASC 310-30 loans	(104)	—	—	(23)	(30)	(1,991)	(52)	(2,200)
Charge-offs for New loans	—	—	—	(91)	—	—	—	(91)
Total charge-offs	(8,846)	—	(1,232)	(8,387)	(30)	(6,565)	(362)	(25,422)
Recoveries for ASC 310-30 loans	285	—	—	143	—	—	—	428
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	285	—	—	143	—	—	—	428
Ending ALL balance								—
ASC 310-30 loans	2,489	—	2,405	4,068	—	4,022	369	13,353
Non-ASC 310-30 loans	8	12	22	3	63	299	4	411
New loans	1,237	361	622	1,168	4	1,733	60	5,185
Balance at December 31, 2012	$3,734	$373	$3,049	$5,239	$67	$6,054	$433	$18,949

As of December 31, 2016, nearly all of our new loans have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $8.8 million to $37.9 million at December 31, 2016 from $29.1 million at December 31, 2015, primarily due to the increase in new loans of $1.65 billion. The ALL as a percentage of nonperforming assets and ALL as a percentage of total gross loans was 84.08% and 0.57% as of December 31, 2016, compared to 50.47% and 0.56% at December 31, 2015. The ALL as a percentage of nonperforming assets increased primarily due to the decrease in other real estate owned.
Net loan recoveries for the year ended December 31, 2016 totaled $1.1 million, a change from $577 thousand net charge-off for the same period of 2015. Net loan charge-offs for the year ended December 31, 2015 totaled $577 thousand, a decrease of 72.5% compared to $2.1 million for the same period of 2014. The ratio of net charge-offs to average new loans outstanding during the years ended December 31, 2016, 2015, 2014, 2013, and 2012 was 0.00%, 0.00%, 0.02%, 0.02%, and 0.02%, respectively. The ratio of net charge-offs to average acquired loans outstanding during the years ended December 31, 2016, 2015, 2014, 2013, and 2012 was (0.23)%, 0.08%, 0.20%, 1.27%, and 3.43%, respectively. The ratio of net charge-offs to total average loans outstanding during the years ended December 31, 2016, 2015, 2014, 2013, and 2012 was (0.02)%, 0.01% 0.07%, 0.42%, and 1.98%, respectively.

The following table provides the allocation of the allowance for loan loss as of the periods presented:

	December 31,
	2016		2015		2014		2013		2012
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$7,492	21.7%	$5,468	19.2%	$4,456	21.7%	$1,778	22.7%	$1,237	15.6%
Owner-occupied commercial real estate	2,536	11.6%	1,780	10.1%	962	7.2%	371	6.9%	361	6.8%
1-4 single family residential	7,049	30.2%	6,067	29.7%	4,001	23.5%	1,306	15.9%	622	5.2%
Construction, land and development	4,391	9.8%	3,040	10.4%	1,723	5.9%	834	3.3%	1,168	4.1%
Home equity loans and lines of credit	405	0.8%	192	0.6%	70	0.3%	126	0.9%	4	—%
Total real estate loans	21,873	74.1%	16,547	70.0%	11,212	58.6%	4,415	49.7%	3,392	31.7%
Other loans:
Commercial and industrial	11,592	20.1%	7,152	18.7%	4,738	20.2%	3,853	28.6%	1,733	21.7%
Consumer	78	0.1%	46	0.1%	62	0.2%	17	0.1%	60	0.2%
Total other loans	11,670	20.2%	7,198	18.8%	4,800	20.4%	3,870	28.7%	1,793	21.9%
Total new loans	$33,543	94.3%	$23,745	88.8%	$16,012	79.0%	$8,285	78.4%	$5,185	53.6%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$2,255	2.0%	$1,898	4.8%	$3,255	8.6%	$2,675	12.1%	$2,489	24.3%
1-4 single family residential	29	0.5%	26	0.8%	325	2.2%	85	2.5%	2,405	5.0%
Construction, land and development	239	0.3%	328	0.5%	658	1.7%	985	2.5%	4,068	7.3%
Total real estate loans	2,523	2.8%	2,252	6.1%	4,238	12.5%	3,745	17.1%	8,962	36.6%
Other loans:
Commercial and industrial	277	0.2%	453	0.7%	958	1.7%	2,339	2.5%	4,022	5.4%

Consumer	144	—%	406	—%	290	0.1%	157	0.2%	369	0.6%
Total other loans	421	0.2%	859	0.7%	1,248	1.8%	2,496	2.7%	4,391	6.0%
Total Acquired ASC 310-30 loans	$2,944	3.0%	$3,111	6.8%	$5,486	14.3%	$6,241	19.8%	$13,353	42.6%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$376	0.6%	$1,084	1.1%	$495	1.8%	$5	0.5%	$8	0.8%
Owner-occupied commercial real estate	61	0.3%	463	0.4%	58	0.4%	5	0.1%	12	0.3%
1-4 single family residential	301	1.0%	332	1.6%	414	2.6%	52	0.5%	22	0.7%
Construction, land and development	47	0.1%	36	0.1%	75	0.2%	—	—%	3	—%
Home equity loans and lines of credit	243	0.6%	291	1.0%	285	1.4%	139	0.5%	63	1.4%
Total real estate loans	1,028	2.6%	2,206	4.2%	1,327	6.4%	201	1.6%	108	3.2%
Other loans:
Commercial and industrial	376	0.1%	60	0.2%	49	0.3%	6	0.2%	299	0.6%
Consumer	6	—%	4	—%	6	—%	—	—%	4	—%
Total other loans	382	0.1%	64	0.2%	55	0.3%	6	0.2%	303	0.6%
Total Acquired Non-ASC 310-30 loans	$1,410	2.7%	$2,270	4.4%	$1,382	6.7%	$207	1.8%	$411	3.8%
Total loans	$37,897	100.0%	$29,126	100.0%	$22,880	100.0%	$14,733	100.0%	$18,949	100.0%
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

The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$63,168	$87,229
Termination of FDIC loss sharing agreements	—	(63,168)	—
Reimbursable expenses	—	—	4,999
Amortization	—	—	(24,653)
Income resulting from impairment and charge-off of covered assets, net	—	—	3,948
Expense resulting from recoupment and disposition of covered assets, net	—	—	(3,627)
FDIC claims submissions	—	—	(4,728)
Balance at end of period	$—	$—	$63,168
The following table summarizes the changes in the clawback liability, included in Other Liabilities of the consolidated financial statements, for the periods presented:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$13,846	$11,753
Termination of FDIC loss sharing agreements	—	(13,846)	—
Amortization impact	—	—	748
Remeasurement impact	—	—	1,345
Balance at end of period	$—	$—	$13,846
Other Real Estate Owned
The following table shows the composition of OREO as of the periods presented:

	December 31,
	2016	2015
	(Dollars in thousands)
Commercial real estate	$4,033	$4,980
1-4 single family residential	1,664	4,875
Construction, land and development	13,531	29,485
Total	$19,228	$39,340
The following table summarized the activity related to OREO for the periods presented:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$39,340	$74,527	$34,682
Additions from acquisition	—	—	55,085
Transfers from loan portfolio	12,244	21,573	22,399
Capitalized improvements	543	—	—
Impairments	(1,751)	(728)	(2,690)
Sales	(31,148)	(56,032)	(34,949)
Balance at end of period	$19,228	$39,340	$74,527

Total OREO held by the Company was $19.2 million as of December 31, 2016, a decrease of $20.1 million from December 31, 2015. The decrease in OREO was due to $31.1 million of sales partially offset by $12.2 million of additions to OREO through loan foreclosures.
We expect that OREO will generally continue to decrease in the future as there will be fewer transfers from the acquired loan portfolio combined with reductions from disposition activity. However, OREO may increase in future periods as a result of future business combinations or changes in economic factors that impact borrowers’ repayment abilities.
Bank-owned Life Insurance
BOLI policies are held in order to insure the key officers and employees of the Bank. Policies are recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$168,246	$139,829	$75,257
Additions from premium payments	25,000	25,000	60,000
Net gain in cash surrender value	5,192	4,610	4,175
Mortality proceeds receivable	—	(1,193)	1,193
Mortality-related reduction in cash surrender value	—	—	(796)
Balance at end of period	$198,438	$168,246	$139,829
As of December 31, 2016, 2015 and 2014 the BOLI cash surrender value was $198.4 million, $168.2 million and $139.8 million, respectively. The Company recognized $5.2 million, $4.6 million and $4.2 million of BOLI income for the years ended December 31, 2016, 2015 and 2014 resulting in a pre-tax yield of 3.05%, 3.13% and 3.31%, respectively. The total death benefit of the BOLI policies at December 31, 2016, 2015 and 2014 totaled $591.9 million, $521.8 million and $437.0 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits.
The following table shows the deposit mix as of the periods presented:

	December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$905,905	12.4%	$637,047	11.7%
Interest-bearing demand deposits	1,004,452	13.7%	608,454	11.2%
Interest-bearing NOW accounts	398,823	5.5%	347,832	6.4%
Savings and money market accounts	2,780,697	38.1%	1,979,132	36.5%
Time deposits	2,215,794	30.3%	1,858,173	34.2%
Total deposits	$7,305,671	100.0%	$5,430,638	100.0%
Total deposits at December 31, 2016 totaled $7.31 billion, an increase of $1.88 billion, or 34.5%, from December 31, 2015. The increase in total deposits was due to overall net deposit growth across all deposit categories as a result of retail marketing efforts and commercial relationship growth. The increase in deposits consisted of a $1.52 billion increase in core deposits and $357.6 million in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts.

The average rate paid on deposits for the year ended December 31, 2016 was 0.70%. This represents an increase of 12 basis points compared to the average rate of 0.58% paid on deposits for the year ended December 31, 2015. The increase in cost of funds is attributable to the increase in interest rates by the Federal Open Market Committee during 2016. As of December 31, 2016, demand deposits grew to 26.1% of total deposits, up from 22.9% as of December 31, 2015. For the year ended December 31, 2016, the average rate paid on interest-bearing demand deposits was 0.49% compared to an average rate of 1.15% paid on time deposits.
The following table shows the remaining maturity of time deposits of $100,000 and greater:

December 31, 2016
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$394,824
After three months through six months	304,279
After six months through twelve months	516,414
After twelve months	459,645
Total	$1,675,162

Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	December 31,
	2016	2015
	(Dollars in thousands)
FHLB advances	$592,250	$806,500
Securities sold under repurchase agreements	131,621	159,754
Retail repurchase agreements	26,386	13,448
Total contractual outstanding	750,257	979,702
Fair value adjustment	846	3,481
Total borrowings	$751,103	$983,183
At December 31, 2016, total borrowings were $751.1 million, a decrease of $232.1 million, or 23.6%, from $983.2 million at December 31, 2015. The decrease in total borrowings was primarily driven by the $214.3 million decrease in FHLB advances and a decrease in securities sold under repurchase agreements of $28.1 million partially offset by an increase in retail repurchase agreements of $12.9 million. The decrease in total borrowings was primarily driven by the use of deposit growth to fund new loan originations.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$723,250	$975,100
Balance outstanding at end of period	342,250	756,500
Average outstanding during the period	399,986	722,476
Average interest rate during the period	0.63%	0.32%
Average interest rate at the end of the period	0.67%	0.57%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$876,109	$851,653	$716,114
Net income	99,916	53,391	22,372
Shares issued in offering, net	—	—	104,475
Settlement of RSU shares	—	—	(5,688)
Deferred placement fee	—	—	(10,000)
Stock-based compensation, RSA, RSU and warrant expense	5,613	5,290	21,747
Excess tax benefit of stock-based compensation	2,110	2,048	—
Treasury stock purchase	(23,738)	(34,884)	—
Exercise of stock options	17,042	8,793	—
Other	(59)	(60)	379
Other comprehensive income (loss)	5,448	(10,122)	2,254
Balance at end of period	$982,441	$876,109	$851,653
Net income available to common stockholders’ totaled $99.9 million for the year ended December 31, 2016, an increase of $46.5 million, compared to $53.4 million for the year ended December 31, 2015. The Company’s results of operations for the year ended December 31, 2016 produced a return on average assets of 1.23% and a return on average common stockholders’ equity of 10.80% compared to prior year ratios of 0.82% and 6.21%, respectively.
Stockholders’ equity totaled $982.4 million as of December 31, 2016, an increase of $106.3 million from $876.1 million as of December 31, 2015. The increase was primarily driven by net income of $99.9 million, an increase to additional paid-in capital of $24.7 million and other comprehensive income of $5.4 million partially offset by treasury stock purchases of $23.7 million.
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

Information presented for December 31, 2016, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company's and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

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

The Company's and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

	Minimum Capital Requirement	Minimum to be Well Capitalized	December 31, 2016	December 31, 2015
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	10.3%	10.3%
Common equity tier 1 capital ratio	4.5%	6.5%	11.9%	12.1%
Tier 1 risk-based capital ratio	6.0%	8.0%	11.9%	12.1%
Total risk-based capital ratio	8.0%	10.0%	12.5%	12.1%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	9.3%	9.9%
Common equity tier 1 capital ratio	4.5%	6.5%	10.9%	11.6%
Tier 1 risk-based capital ratio	6.0%	8.0%	10.9%	11.6%
Total risk-based capital ratio	8.0%	10.0%	11.4%	11.6%

At December 31, 2016, our Company and Bank met all the capital adequacy requirements to which they were subject. At December 31, 2016, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2016 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank and, with respect to certain provisions, the Company, is subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of December 31, 2016 and 2015, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
As of December 31, 2016, the Company had a Tier 1 leverage ratio of 10.3%, which provided $458.4 million of excess capital relative to the minimum requirements to be considered well capitalized. As of December 31, 2016, the Bank had a Tier 1 leverage ratio of 9.3%, which provided $369.1 million of excess capital relative to the minimum requirements to be considered well capitalized.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2016 and 2015, our reserve for unfunded commitments totaled $1.6 million and $1.2 million, respectively.
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
The following table summarizes commitments as of the periods presented:

	December 31,
	2016	2015
	(Dollars in thousands)
Commitments to fund loans	$724,380	$578,730
Unused lines of credit	410,068	358,601
Commercial and standby letters of credit	26,200	14,410
Total	$1,160,648	$951,741
Contractual Obligations
The following table presents additional information regarding our outstanding contractual obligations as of the period presented:

December 31, 2016	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Contractual obligations:
Time deposits	$2,215,794	$1,578,030	$623,801	$13,797	$166
Operating lease obligations	36,910	5,128	9,591	7,454	14,737
FHLB advances	592,250	342,250	50,000	200,000	—
Securities sold under agreements to repurchase	131,621	131,621	—	—	—
Total	$2,976,574	$2,057,028	$683,392	$221,251	$14,903
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
Fair Value Estimates
Some assets and liabilities are carried at fair value on the Company’s Consolidated Balance Sheet, with changes in fair value recorded either through earnings or in other comprehensive income (loss). Assets and liabilities carried at fair value include available-for-sale securities and derivatives.
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
Certain factors are based on the characteristics or experience of the Company’s loan portfolio. In other circumstances, the Company uses industry data. For example, at December 31, 2016, the Company has limited experience with credit losses on New loans and uses recent industry historical loss data for similar loans in developing its allowance. The impact of qualitative factors on the allowance such as changes in economic conditions, etc. require management to determine its best estimate of how these qualitative factors have impacted probable incurred losses.
Acquired Loans
All assets and liabilities obtained in purchase acquisitions are initially recorded at fair value at date of purchase. Subsequent to the acquisition, the Company accounts for purchased loans by following applicable authoritative accounting guidance for purchased non-impaired loans and purchased impaired loans.
Our initial determination of fair value as well as subsequent accounting requires management to estimate how the acquired loans will perform in the future. Such estimates are determined using a discounted cash flow analysis. Factors that may significantly affect the discounted cash flow results include, among others, market data on interest rates, assumptions related to the probability and severity of credit losses, the estimated timing of credit losses including the foreclosure and liquidation of collateral, expected prepayment rates and expected loan modifications.
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
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Managements uses certain measures of financial performance in their analysis that are not recognized by generally accepted accounting principles in the United States, or GAAP. These non-GAAP financial measures include “tangible assets,” “tangible stockholders’ equity,” “tangible book value per share,” “tangible average equity to tangible average assets,” “tangible common equity ratio,” "core net income," and "core return on assets."

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

•	"Core net income" is defined as net income excluding nonrecurring items, including but not limited to merger related and restructuring charges and gains/(losses) on investment securities.

•	"Core return on assets" is defined as annualized core net income divided by average assets.

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

The following table reconciles the non-GAAP financial measurement of Core Net Income to the comparable GAAP financial measurement of Net Income for the periods presented:
FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Core Net Income
(Unaudited)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands, except per share data)
Net Income	$27,896	$26,064	$23,504	$22,452	$29,749
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	800	749	324	(54)	(28)
Noninterest expenses
Salaries and employee benefits	132	72	1,018	240	48
Occupancy and equipment	43	—	—	103	512
Other operating expenses	66	7	—	7	88
Taxes
Tax Effect of adjustments	(160)	(10)	17	(146)	(7,897)
Core Net Income	$27,177	$25,384	$24,215	$22,710	$22,528
Average assets	$8,764,938	$8,247,690	$7,899,230	$7,554,078	$7,123,099
ROA	1.26%	1.25%	1.19%	1.19%	1.66%
Core ROA	1.23%	1.22%	1.23%	1.21%	1.25%

The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Reconciliation of Non-GAAP Measures - Tangible Book Value Per Share
(Unaudited)

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands, except share and per share data)
Total assets	$9,090,134	$8,531,152	$8,221,222	$7,836,124	$7,331,486
Less:
Goodwill and other intangible assets	85,895	86,151	86,408	86,705	87,084
Tangible assets	$9,004,239	$8,445,001	$8,134,814	$7,749,419	$7,244,402
Total stockholders’ equity	$982,441	$966,085	$923,172	$889,299	$876,109
Less:
Goodwill and other intangible assets	85,895	86,151	86,408	86,705	87,084
Tangible stockholders’ equity	$896,546	$879,934	$836,764	$802,594	$789,025
Shares outstanding	41,157,571	40,912,571	40,537,913	40,595,787	40,860,453
Tangible book value per share	$21.78	$21.51	$20.64	$19.77	$19.31
Average assets	$8,764,938	$8,247,690	$7,899,230	$7,554,078	$7,123,099
Average equity	974,544	943,168	905,728	876,059	864,654
Average goodwill and other intangible assets	86,029	86,276	86,564	86,917	87,291
Tangible average equity to tangible average assets	10.2%	10.5%	10.5%	10.6%	11.0%
Tangible common equity ratio	10.0%	10.4%	10.3%	10.4%	10.9%

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
Management continually reviews and refines its interest rate risk management process in response to the economic and interest rate environment. Currently, our model projects a minus 100, plus 100, plus 200, and plus 300 basis point change as well as modified scenarios to evaluate our interest rate sensitivity and to determine whether specific action is needed to improve the current asset/liability position, either through economic hedges, matching strategies or by utilizing derivative instruments.
Our ALCO policy has established specific limits for changes to net interest income and to capital. Our interest rate sensitivity for the periods presented are as follows:

	December 31,
	2016		2015
	Following 12 Months	Following 36 Months	Following 12 Months	Following 36 Months
+300 basis points	8.4%	7.8%	10.9%	5.7%
+200 basis points	7.0%	7.4%	8.6%	5.6%
+100 basis points	4.3%	4.9%	5.0%	3.9%
-100 basis points	(3.4)%	(5.7)%	(1.4)%	(0.9)%
The table below presents the change in our EVE assuming immediate parallel shifts in interest rates as of the dates presented:

	December 31,
	2016	2015
+300 basis points	(23.2)%	(24.3)%
+200 basis points	(13.6)%	(14.9)%
+100 basis points	(5.6)%	(5.9)%
-100 basis points	3.5%	4.6%
In the event the model indicates an unacceptable level of risk, based on current circumstances and events, we could undertake a number of actions that would reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps. As of December 31, 2016, we were in compliance with all of our net interest income and EVE limits.
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

At December 31, 2016, the Company had additional capacity to borrow from the FHLB of $649.9 million. Also, at December 31, 2016, the Company has unused credit lines with financial institutions of $72.5 million.

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
Management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the 2013 updated framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, an independent public accounting firm, as stated in their report dated February 24, 2017.

FCB FINANCIAL HOLDINGS, INC.

Date:	February 24, 2017	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2017	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
FCB Financial Holdings, Inc.

We have audited the internal control over financial reporting of FCB Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Fort Lauderdale, Florida
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
FCB Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of FCB Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FCB Financial Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Fort Lauderdale, Florida
February 24, 2017

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2016	2015
Assets:
Cash and due from banks	$52,903	$44,696
Interest-earning deposits in other banks	30,973	57,764
Investment securities:
Available for sale securities, at fair value	1,876,434	1,524,622
Federal Home Loan Bank and other bank stock, at cost	51,656	59,477
Total investment securities	1,928,090	1,584,099
Loans held for sale	20,220	2,514
Loans:
New loans	6,259,406	4,610,763
Acquired loans	375,488	582,424
Allowance for loan losses	(37,897)	(29,126)
Loans, net	6,596,997	5,164,061
Premises and equipment, net	36,652	36,954
Other real estate owned	19,228	39,340
Goodwill	81,204	81,204
Core deposit intangible	4,691	5,880
Deferred tax assets, net	61,391	75,176
Bank-owned life insurance	198,438	168,246
Other assets	59,347	71,552
Total assets	$9,090,134	$7,331,486
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$905,905	$637,047
Interest-bearing	4,183,972	2,935,418
Total transaction accounts	5,089,877	3,572,465
Time deposits	2,215,794	1,858,173
Total deposits	7,305,671	5,430,638
Borrowings (including FHLB advances of $592,250 and $806,500, respectively)	751,103	983,183
Other liabilities	50,919	41,556
Total liabilities	8,107,693	6,455,377
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 43,663,586, 39,103,945 issued and 40,969,097, 37,126,571 outstanding	44	39
Class B common stock, par value $0.001 per share; 50 million shares authorized; 380,606, 3,926,014 issued and 188,474, 3,733,882 outstanding	—	4
Additional paid-in capital	875,314	850,609
Retained earnings	188,451	88,535
Accumulated other comprehensive income (loss)	(3,995)	(9,443)
Treasury stock, at cost; 2,694,489, 1,977,374 Class A and 192,132, 192,132 Class B common shares	(77,373)	(53,635)
Total stockholders’ equity	982,441	876,109
Total liabilities and stockholders’ equity	$9,090,134	$7,331,486
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$258,261	$196,123	$158,670
Interest and dividends on investment securities	60,706	52,741	44,545
Other interest income	349	176	211
Total interest income	319,316	249,040	203,426
Interest expense:
Interest on deposits	44,329	26,141	22,758
Interest on borrowings	7,271	5,103	5,496
Total interest expense	51,600	31,244	28,254
Net interest income	267,716	217,796	175,172
Provision for loan losses	7,655	6,823	10,243
Net interest income after provision for loan losses	260,061	210,973	164,929
Noninterest income:
Service charges and fees	3,467	3,184	2,963
Loan and other fees	8,895	8,611	6,793
Bank-owned life insurance income	5,192	4,610	4,175
FDIC loss share indemnification loss	—	(65,529)	(21,425)
Income from resolution of acquired assets	3,345	9,605	4,899
Gain on sales of other real estate owned	3,126	8,107	144
Gain on investment securities	1,819	1,906	12,105
Other noninterest income	3,873	4,184	7,378
Total noninterest income (loss)	29,717	(25,322)	17,032
Noninterest expense:
Salaries and employee benefits	76,231	69,021	73,241
Occupancy and equipment expenses	13,591	14,397	14,064
Loan and other real estate related expenses	7,356	7,740	14,868
Professional services	5,207	5,412	5,629
Data processing and network	11,461	10,671	10,744
Regulatory assessments and insurance	7,872	8,196	7,839
Amortization of intangibles	1,189	1,631	1,710
Marketing and promotions	3,851	3,612	1,865
Other operating expenses	7,199	5,924	15,672
Total noninterest expense	133,957	126,604	145,632
Income before income tax expense	155,821	59,047	36,329
Income tax expense	55,905	5,656	13,957
Net income	$99,916	$53,391	$22,372
Earnings per share:
Basic	$2.45	$1.29	$0.59
Diluted	$2.31	$1.23	$0.58
Weighted average shares outstanding:
Basic	40,716,588	41,300,979	38,054,158
Diluted	43,225,164	43,293,607	38,258,316
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$99,916	$53,391	$22,372
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(4,467), $5,399, and $(4,430), respectively	7,115	(8,598)	7,051
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $1,048, $956, and $3,013, respectively	(1,667)	(1,524)	(4,797)
Total other comprehensive income (loss)	5,448	(10,122)	2,254
Total comprehensive income	$105,364	$43,269	$24,626
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2014	28,065,002	7,827,152	$29	$8	$723,631	$12,772	$(18,751)	$(1,575)	$716,114
Net income	—	—	—	—	—	22,372	—	—	22,372
Shares issued in offering, net	5,274,045	—	6	—	104,469	—	—	—	104,475
Settlement of RSU shares	243,499	—	—	—	(5,688)	—	—	—	(5,688)
Deferred placement fee	—	—	—	—	(10,000)	—	—	—	(10,000)
Exchange of B shares to A shares	887,104	(887,104)	1	(1)	—	—	—	—	—
Stock-based compensation, RSU and warrant expense	—	—	—	—	21,747	—	—	—	21,747
Other	—	—	—	—	379	—	—	—	379
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,254	2,254
Balance as of December 31, 2014	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income	—	—	—	—	—	53,391	—	—	53,391
Exchange of B shares to A shares	3,206,166	(3,206,166)	3	(3)	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	5,290	—	—	—	5,290
Excess tax benefit of stock-based compensation	—	—	—	—	2,048	—	—	—	2,048
Treasury stock purchases	(1,050,062)	—	—	—	—	—	(34,884)	—	(34,884)
Exercise of stock options	500,817	—	—	—	8,793	—	—	—	8,793
Other	—	—	—	—	(60)	—	—	—	(60)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(10,122)	(10,122)
Balance as of December 31, 2015	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income	—	—	—	—	—	99,916	—	—	99,916
Exchange of B shares to A shares	3,545,408	(3,545,408)	4	(4)	—	—	—	—	—
Stock-based compensation, RSA and warrant expense	—	—	—	—	5,613	—	—	—	5,613
Excess tax benefit of stock-based compensation	—	—	—	—	2,110	—	—	—	2,110
Treasury stock purchases	(717,115)	—	—	—	—	—	(23,738)	—	(23,738)
Exercise of stock options and warrants	893,021	—	1	—	17,041	—	—	—	17,042
Restricted stock awards	121,212	—	—	—	—	—	—	—	—
Other	—	—	—	—	(59)	—	—	—	(59)
Other comprehensive income (loss)	—	—	—	—	—	—	—	5,448	5,448
Balance as of December 31, 2016	40,969,097	188,474	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$99,916	$53,391	$22,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,655	6,823	10,243
Amortization of intangible assets	1,189	1,631	1,710
Depreciation and amortization of premises and equipment	3,583	3,792	3,894
Amortization of discount on loans	(930)	(2,657)	(4,701)
Net amortization (accretion) of premium (discount) on investment securities	1,586	1,883	2,384
Net amortization (accretion) of premium (discount) on time deposits	(50)	(336)	(1,691)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	(2,635)	(2,609)	(1,569)
Impairment of other real estate owned	1,751	728	2,690
Impairment of fixed assets HFS	48	—	—
FDIC Loss share indemnification loss	—	65,529	21,425
(Gain) loss on investment securities	(1,819)	(1,906)	(12,105)
(Gain) loss on sale of loans	(1,635)	(1,717)	(538)
(Gain) loss on sale of other real estate owned	(3,126)	(8,107)	(144)
(Gain) loss on sale of premises and equipment	48	174	(8)
Deferred tax expense	10,364	(21,395)	(7,293)
Stock-based compensation	5,613	5,290	21,747
Increase in cash surrender value of BOLI	(5,192)	(4,610)	(4,175)
(Gain) on life insurance proceeds	—	—	(1,594)
Net change in operating assets and liabilities:
Net change in loans held for sale	(16,071)	(379)	(707)
Collection from FDIC on loss share indemnification asset	—	—	6,652
Settlement of FDIC loss share agreement	—	(14,815)	—
Net change in other assets	8,499	49	(21,314)
Net change in other liabilities	(10,717)	(12,539)	9,323
Net cash provided by (used in) operating activities	98,077	68,220	46,601
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(750,482)	(676,708)	(1,361,290)
Sales of investment securities available for sale	342,137	354,733	1,291,261
Paydown and maturities of investment securities held to maturity	—	—	372
Paydown and maturities of investment securities available for sale	89,421	139,996	147,726
Purchase of FHLB and other bank stock	(113,362)	(81,207)	(103,179)
Sales of FHLB and other bank stock	121,183	88,621	72,475
Net cash paid in acquisition	—	—	(14,073)
Net change in loans	(1,357,875)	(939,514)	(921,906)
Purchase of loans	(200,480)	(395,649)	(243,544)
Proceeds from sale of loans	106,450	52,362	23,517
Purchase of bank-owned life insurance	(25,000)	(25,000)	(60,000)
Proceeds from sale of other real estate owned	34,274	64,139	35,093
Purchase of premises and equipment	(4,925)	(1,958)	(3,135)
Proceeds from the sale of premises and equipment	1,548	—	3,855
Capitalized expenditures on foreclosed real estate	(543)	—	—
Proceeds from life insurance	—	1,193	1,197
Net cash provided by (used in) investing activities	(1,757,654)	(1,418,992)	(1,131,631)
Cash Flows From Financing Activities:
Net change in deposits	1,875,083	1,452,439	322,717
Net change in FHLB advances and other borrowings	(214,250)	(177,186)	544,046
Net change in repurchase agreements	(15,195)	94,997	(3,031)
Repurchase of stock	(23,738)	(34,884)	—
Proceeds from capital raise	—	—	104,475
Deferred placement fee	—	—	(10,000)
Settlement of RSU shares	—	—	(5,688)
Exercise of stock options	17,042	8,793	—
Excess tax benefit from share based payments	2,110	2,048	—
Other financing costs	(59)	(60)	379
Net cash provided by (used in) financing activities	1,640,993	1,346,147	952,898
Net Change in Cash and Cash Equivalents	(18,584)	(4,625)	(132,132)
Cash and Cash Equivalents at Beginning of Period	102,460	107,085	239,217
Cash and Cash Equivalents at End of Period	$83,876	$102,460	$107,085
Supplemental Disclosures of Cash Flow Information:
Interest paid	$50,631	$30,788	$27,742
Income taxes paid	60,192	36,304	9,932
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$12,244	$21,573	$22,399
Fair value of assets acquired	—	—	957,324
Goodwill recorded	—	—	47,335
Liabilities assumed	—	—	962,194
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
FCB Financial Holdings, Inc. (the “Company”), formerly known as Bond Street Holdings, Inc., is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 46 banking centers located in Florida at December 31, 2016.
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
Material estimates subject to significant change include the allowance for loan losses, valuation of and accounting for acquired loans, the carrying value of OREO, the fair value of financial instruments, the valuation of goodwill and other intangible assets, acquisition-related fair value computations, stock-based compensation and deferred taxes.
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

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, allows the Company an irrevocable option for measurement of eligible financial assets or financial liabilities at fair value on an instrument by instrument basis (the fair value option). An election may be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur. The Company has not elected the fair value option for any eligible financial instrument as of December 31, 2016 or 2015.
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
Restrictions on Cash
The Bank is required to maintain reserve balances with the FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand or on deposit. Because the amount of cash on hand exceeded the requirement, there was no reserve with the FRB as of December 31, 2016.
Investment Securities
The Company determines the classification of investment securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Debt securities the Company does not intend to hold to maturity are classified as available for sale and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Available for sale securities are a part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors.
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
The Company recognizes OTTI of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to have OTTI is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income. The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security.
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
New Loans
The Company accounts for originated loans and purchased loans not acquired through business acquisitions as New loans. New loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized into interest income over the contractual lives of the New loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted into interest income over the estimated term of the New loans using methods that approximate the level yield method. Interest income on New loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.
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
Payments received in excess of expected cash flows may result in an ASC 310-30 pool becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of an ASC 310-30 pool is reduced to zero, any future proceeds from the borrower or from the sale of loans are recognized as interest income upon receipt. There were six ASC 310-30 pools whose carrying value had been reduced to zero as of December 31, 2016. These pools had an aggregate Unpaid Principal Balance (“UPB” or “UPBs”) of $456 thousand as of December 31, 2016. For the year ended December 31, 2016, the Company sold approximately $75.3 million of loans accounted for under ASC 310-30. These sales resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $27.2 million which was recognized as interest income.
Non-ASC 310-30 loans are recorded at their estimated fair value as of the acquisition date and subsequently accounted for under ASC Topic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASC 310-20”). The fair value discount is accreted using methods which approximate the level-yield method over the remaining term of the loans and is recognized as a component of interest income.
Loans Held for Sale
Certain residential fixed rate and adjustable rate mortgage loans originated by the Company with the intent to sell in the secondary market are carried at the lower of cost or fair value, as determined by outstanding commitments from investors or prevailing market prices. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

Nonaccrual Loans
For New and Non-ASC 310-30 loans, the Company classifies loans as past due when the payment of principal or interest is greater than 30 days delinquent based on the contractual next payment due date. The Company’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by regulatory authorities. Loans are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Loans secured by 1-4 single family residential properties may remain in accruing status until they are 180 days past due if management determines that it does not have concern over the collectability of principal and interest because the loan is adequately collateralized and in the process of collection. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and amortization of any discount ceases. Interest payments received thereafter are applied as a reduction to the remaining principal balance unless management believes that the ultimate collection of the principal is likely, in which case payments are recognized in earnings on a cash basis. Loans are removed from nonaccrual status when they become current as to both principal and interest and the collectability of principal and interest is no longer doubtful.
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
New and Non-ASC 310-30 loans of $250,000 or greater with an internal risk rating of substandard or below and on nonaccrual, as well as loans classified as TDR are reviewed individually for impairment on a quarterly basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value or the estimated fair value of the underlying collateral less costs of disposition. General allowances are established for new and Non-ASC 310-30 loans that are not evaluated individually for impairment, which are evaluated by loan category based on common risk characteristics. In this process, general loan loss factors are established based on the following: industry historical losses segmented by portfolio and asset categories; trends in delinquencies and nonaccruals by loan portfolio segment and asset categories within those segments; portfolio segment and asset category production trends, including average risk ratings and loan-to value (“LTV”) ratios; current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories.
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

The amounts previously covered by the loss sharing agreements were the pre-acquisition book value of the underlying assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs applicable to the Covered Assets. As required by the respective loss sharing agreements, the Company submitted a loss share certificate to the FDIC on a quarterly basis requesting reimbursement for losses on covered assets and covered expenses. Covered expenses were recorded in non-interest expense when incurred with an offsetting increase to the loss share indemnification asset and non-interest income for the amount expected to be reimbursed by the FDIC. Certain covered expenses were claimed upon resolution of the Covered Asset, resulting in the expense and the related reimbursements from the FDIC occurring in different periods.
The Company reviewed and updated the cash flows expected to be collected on Covered Assets and the FDIC loss share indemnification asset on a quarterly basis as loss and recovery estimates related to Covered Assets change. Decreases in the amount of cash flows expected to be collected on Covered Loans after acquisition resulted in a provision for loan loss, an increase in the ALL, and a proportional increase to the FDIC loss share indemnification asset and income for the estimated amount to be reimbursed. Increases in the amount of cash flows expected to be collected on Covered Loans after acquisition resulted in the reversal of any previously-recorded provision for loan losses and related ALL and a decrease to the FDIC loss share indemnification asset, or prospective adjustment to the accretable discount if no provision for loan losses had been previously recorded. If no provision for loan losses had been previously recorded, improvements in the expected cash flows from the Covered Loans, which was reflected as an adjustment to yield and accreted into income over the remaining expected term of the loans, decreases the expected cash flows to be collected from the loss sharing agreement, with such decreases reducing the yield to be accreted on a prospective basis if the total expected cash flows from the loss sharing agreement exceeded its carrying amount; and, if the carrying amount of the FDIC loss share indemnification asset exceeded the total expected cash flows, the excess was amortized as a reduction of income over the shorter of (1) the remaining expected term of the respective loans or (2) the remaining term of the loss sharing agreement.
As a result, the value of the FDIC loss share indemnification asset fluctuated over time based upon the performance of the Covered Assets and as the Company received payments from the FDIC under the loss sharing agreements.
The loss sharing agreements between the Company and the FDIC for certain of the Acquisitions included clawback provisions that obligated the Company to pay the FDIC a certain amount in the event that losses incurred by the Company did not reach a specified threshold upon expiration of the loss sharing agreement. The fair value of the clawback liability was initially estimated using the same discounted cash flow model used to determine the loss share indemnification asset, using a discount rate that took into account the Company’s credit risk. The clawback liability was re-measured quarterly based on the terms of the applicable loss sharing agreement, changes in projected losses on Covered Assets and the cumulative servicing amount, if applicable.
The clawback liability was included in other liabilities and the amortization and loss on re-measurement was included in loss share indemnification loss within noninterest income in the accompanying Consolidated Statements of Income.
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
Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2016, 2015 or 2014.
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
Management periodically reviews contracts from various functional areas of the Company to identify potential derivatives embedded within selected contracts. As of December 31, 2016, the Company had interest derivative positions that are not designated as hedging instruments. See Note 8 “Derivatives” for a description of these instruments.
Contingent Consideration Issued to the FDIC
In conjunction with certain Acquisitions, the Bank issued contingent consideration to the FDIC in the form of equity appreciation agreements (“EAAs”). Based on their settlement provisions, these instruments were classified as other liabilities in the accompanying Consolidated Balance Sheets and were adjusted to estimated fair value at each financial statement date, with changes in value reflected in other noninterest expenses in the accompanying Consolidated Statements of Income.
The fair value of the contingent consideration was based upon projections of the Company’s future estimate value by a third party financial institution valuation specialist. The valuation was based upon the Company’s financial projections and the valuation specialist’s assumptions about the future market valuation of the financial projections derived from historical market price ratios including price to tangible book value and price to earnings. These future projected prices were discounted at a market required equity return derived from the capital asset pricing model. In accordance with the terms of each of the agreements, a range of potential consideration was estimated and a probability was assigned based on management’s judgment to each estimated payment liability to determine a probability weighted expected value.
As of December 31, 2016, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.
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
The Company assesses the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company records a reserve in the amount considered adequate to absorb estimated losses. Since the Company has limited credit loss history, management performs an analysis of reserve rates for banks in in the FFIEC Group 1 – "Commercial Banks with assets >$3 Billion". This analysis involves calculating an average reserve rate for unfunded commitments using a rolling eight quarter basis of the most recent data available. Based on this peer group analysis, FCB records a reserve for unfunded commitments calculated using a rate in line with peer banks.
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
In 2016, the Company approved the FCB Financial Holdings, Inc. 2016 Stock Incentive Plan (the “2016 Incentive Plan”) covering its executive management, directors, individual consultants and employees. The 2016 Incentive Plan provides that awards may be granted under the plan with respect to an aggregate of 2,000,000 shares of Class A Common Stock of the Company. Shares issued pursuant to the Plan may be authorized but unissued Common Stock, authorized and issued Common Stock held in the Company’s treasury or Common Stock acquired by the Company for the purposes of the Plan. See Note 14 “Stock-based Compensation and Other Benefit Plans” for further information regarding the 2009 Option Plan and the 2013 and 2016 Incentive Plans.
Earnings per Share
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
In January 2015, the FASB issued ASU No. 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASC 225-20, Extraordinary and Unusual Items)” which eliminates the concept of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for all entities. Under the ASU, extraordinary items will no longer be segregated from the results of ordinary operations and presented separately on the consolidated financial statements. This ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-2, “Amendments to the Consolidated Analysis (ASC 810, Consolidation)” which amends the consolidation requirements of ASC 810 by reducing the number of consolidation models. The guidance places more emphasis on risk of loss when determining a controlling financial interest; reduces the frequency of the application of related-party guidance when determining a controlling financial interest and changes the consolidation requirements of limited partnerships. This ASU became effective for the first quarter ended March 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
Recent Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. Under ASU No. 2014-09, revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the guidance, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when the entity satisfies a performance obligation. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of ASU No. 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Because this guidance does not apply to revenue associated with financial instruments, including loans or securities, the new guidance is not expected to have a material impact on the components of income most closely associated with financial instruments, including securities gains/losses and interest income. The Company is currently evaluating this guidance to determine the impact on components of noninterest income. The Company does not plan to early adopt this guidance and has not yet identified which transition method will be applied upon adoption.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement, which will result in greater volatility in earnings per share. In addition, this ASU simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. Upon adoption, the amendments in this ASU provide for a tiered transition approach whereby amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company expects to elect to account for forfeitures of stock-based awards when they occur and to adopt the presentation of the excess tax benefits on the statement of cash flows on a retrospective basis. The adoption of this guidance is not expected to be material to the consolidated financial statements, results of operations or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." This ASU is being issued to amend the consolidation guidance in ASU 2015-02 "Amendments to the Consolidated Analysis (ASC 810, Consolidations)" on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities that have not yet adopted the amendments in ASU 2015-02 are required to adopt the amendments in this ASU at the same time they adopt the amendments in ASU 2015-02 and should apply the same transition method elected for the application of ASU 2015-02. Entities that already have adopted the amendments in ASU 2015-02 are required to apply the amendments in this ASU retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015- 02 initially were applied. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
December 31, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,512	$76	$274	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	566,377	1,760	9,691	558,446
State and municipal obligations	28,109	148	578	27,679
Asset-backed securities	574,521	3,852	550	577,823
Corporate bonds and other debt securities	560,191	4,490	5,387	559,294
Preferred stock and other equity securities	137,228	814	1,164	136,878
Total available for sale	$1,882,938	$11,140	$17,644	$1,876,434

	Amortized Cost	Unrealized		Fair Value
December 31, 2015		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$20,930	$100	$142	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	392,123	2,587	1,595	393,115
State and municipal obligations	2,041	174	—	2,215
Asset-backed securities	503,240	383	9,689	493,934
Corporate bonds and other debt securities	450,489	1,596	7,190	444,895
Preferred stock and other equity securities	171,170	1,153	2,748	169,575
Total available for sale	$1,539,993	$5,993	$21,364	$1,524,622
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB. The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $594.0 million and $939.6 million at December 31, 2016 and 2015, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized Cost	Fair Value
December 31, 2016
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	182,333	182,132
Due after five years through ten years	104,086	102,346
Due after ten years	275,813	277,005
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and tax-exempt mortgage securities, and asset-backed securities	1,183,478	1,178,073
Preferred stock and other equity securities	137,228	136,878
Total available for sale	$1,882,938	$1,876,434
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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$11,577	$274	$—	$—	$11,577	$274
U.S. Government agencies and sponsored enterprises mortgage-backed securities	372,145	9,261	11,781	430	383,926	9,691
State and municipal obligations	25,490	578	—	—	25,490	578
Asset-backed securities	11,309	21	34,855	529	46,164	550
Corporate bonds and other debt securities	179,925	3,042	77,934	2,345	257,859	5,387
Preferred stock and other equity securities	49,996	1,144	5,123	20	55,119	1,164
Total available for sale	$650,442	$14,320	$129,693	$3,324	$780,135	$17,644

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$15,687	$142	$—	$—	$15,687	$142
U.S. Government agencies and sponsored enterprises mortgage-backed securities	225,109	1,391	12,584	204	237,693	1,595
State and municipal obligations	—	—	—	—	—	—
Asset-backed securities	354,912	6,290	78,112	3,399	433,024	9,689
Corporate bonds and other debt securities	347,302	7,190	—	—	347,302	7,190
Preferred stock and other equity securities	96,543	1,740	19,000	1,008	115,543	2,748
Total available for sale	$1,039,553	$16,753	$109,696	$4,611	$1,149,249	$21,364

At December 31, 2016, the Company’s security portfolio consisted of 364 securities, of which 149 securities were in an unrealized loss position. A total of 113 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance varying by situation. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment, including securities with existing characteristics that are covered under the Volcker Rule, and has determined that no individual security was other-than-temporarily impaired at December 31, 2016 or 2015. The following describes the basis under which the Company has evaluated OTTI:

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

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Gross realized gains	$3,645	$2,065	$14,328
Gross realized losses	(2,066)	(1,047)	(2,281)
Net realized gains	$1,579	$1,018	$12,047

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

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

December 31, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$130,628	$38,786	$1,438,427	$1,607,841
Owner-occupied commercial real estate	—	18,477	769,814	788,291
1-4 single family residential	31,476	66,854	2,012,856	2,111,186
Construction, land and development	17,657	6,338	651,253	675,248
Home equity loans and lines of credit	—	42,295	49,819	92,114
Total real estate loans	$179,761	$172,750	$4,922,169	$5,274,680
Other loans:
Commercial and industrial	$15,147	$5,815	$1,332,869	$1,353,831
Consumer	1,681	334	4,368	6,383
Total other loans	16,828	6,149	1,337,237	1,360,214
Total loans held in portfolio	$196,589	$178,899	$6,259,406	$6,634,894
Allowance for loan losses				(37,897)
Loans held in portfolio, net				$6,596,997

December 31, 2015	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$247,628	$55,985	$998,141	$1,301,754
Owner-occupied commercial real estate	—	21,101	524,728	545,829
1-4 single family residential	40,922	84,111	1,541,255	1,666,288
Construction, land and development	28,017	6,338	537,494	571,849
Home equity loans and lines of credit	—	49,407	30,945	80,352
Total real estate loans	$316,567	$216,942	$3,632,563	$4,166,072
Other loans:
Commercial and industrial	$36,783	$9,312	$972,803	$1,018,898
Consumer	2,390	430	5,397	8,217
Total other loans	39,173	9,742	978,200	1,027,115
Total loans held in portfolio	$355,740	$226,684	$4,610,763	$5,193,187
Allowance for loan losses				(29,126)
Loans held in portfolio, net				$5,164,061

(1)	Balance includes $3.2 million and $7.1 million of deferred fees, costs, and premium and discount as of December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the UPB of ASC 310-30 loans were $231.5 million and $457.9 million, respectively. At December 31, 2016 and 2015, the Company had pledged loans as collateral for FHLB advances of $3.20 billion and $2.13 billion, respectively. The recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2016 totaled $6.3 million. The balance of real estate owned includes $1.7 million and$4.9 million of residential real estate properties as of December 31, 2016 and 2015, respectively. The Company held $433.0 million and $464.2 million of syndicated national loans as of December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016, 2015 and 2014 the Company purchased approximately $199.0 million, $379.3 million and $377.1 million in 1-4 single family residential loans from third parties.
During the years ended December 31, 2016, 2015 and 2014, the Company sold approximately $128.7 million, $91.8 million and $39.3 million, respectively in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $(28.7) million, $43.0 million and $28.5 million between non-accretable and accretable discount during the years ended December 31, 2016, 2015 and 2014, respectively.
Changes in accretable discount for ASC 310-30 loans were as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at January 1,	$144,152	$156,197	$148,501
Additions to accretable discount from GFB acquisition	—	—	40,444
Accretion	(54,427)	(55,019)	(61,281)
Reclassifications from non-accretable difference	(28,735)	42,974	28,533
Balance at December 31,	$60,990	$144,152	$156,197

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

Changes in the ALL by loan portfolio and segment for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(124)	—	3	(128)	—	(108)	(156)	(513)
Provision (credit) for non-ASC 310-30 loans	(1,512)	(401)	(31)	11	(21)	316	8	(1,630)
Provision (credit) for New loans	2,024	756	982	1,351	213	4,440	32	9,798
Total provision	388	355	954	1,234	192	4,648	(116)	7,655
Charge-offs for ASC 310-30 loans	(429)	—	(31)	(33)	—	(79)	(106)	(678)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(429)	(1)	(31)	(33)	(35)	(79)	(112)	(720)
Recoveries for ASC 310-30 loans	910	—	31	72	—	11	—	1,024
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,714	—	31	72	8	11	—	1,836
Ending ALL balance
ASC 310-30 loans	2,255	—	29	239	—	277	144	2,944
Non-ASC 310-30 loans	376	61	301	47	243	376	6	1,410
New loans	7,492	2,536	7,049	4,391	405	11,592	78	33,543
Balance at December 31, 2016	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(1,487)	—	(37)	(681)	—	(39)	175	(2,069)
Provision (credit) for non-ASC 310-30 loans	589	405	46	(39)	138	11	6	1,156
Provision (credit) for New loans	1,012	818	2,066	1,317	122	2,417	(16)	7,736
Total provision	114	1,223	2,075	597	260	2,389	165	6,823
Charge-offs for ASC 310-30 loans	(270)	—	(436)	(56)	—	(643)	(60)	(1,465)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(132)	—	(8)	(268)
Charge-offs for New loans	—	—	—	—	—	(15)	—	(15)
Total charge-offs	(270)	—	(564)	(56)	(132)	(658)	(68)	(1,748)
Recoveries for ASC 310-30 loans	400	—	174	407	—	177	1	1,159
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12
Total recoveries	400	—	174	407	—	189	1	1,171
Ending ALL balance
ASC 310-30 loans	1,898	—	26	328	—	453	406	3,111
Non-ASC 310-30 loans	1,084	463	332	36	291	60	4	2,270
New loans	5,468	1,780	6,067	3,040	192	7,152	46	23,745
Balance at December 31, 2015	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733
Provision (credit) for ASC 310-30 loans	735	—	271	107	—	(716)	245	642
Provision (credit) for non-ASC 310-30 loans	490	53	362	75	442	67	35	1,524
Provision (credit) for New loans	2,678	591	2,695	895	(56)	1,229	45	8,077
Total provision	3,903	644	3,328	1,077	386	580	325	10,243
Charge-offs for ASC 310-30 loans	(270)	—	(31)	(1,244)	—	(678)	(113)	(2,336)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(296)	(24)	(29)	(349)
Charge-offs for New loans	—	—	—	(6)	—	(348)	—	(354)
Total charge-offs	(270)	—	(31)	(1,250)	(296)	(1,050)	(142)	(3,039)
Recoveries for ASC 310-30 loans	115	—	—	810	—	13	1	939
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	4	—	4
Total recoveries	115	—	—	810	—	17	1	943
Ending ALL balance
ASC 310-30 loans	3,255	—	325	658	—	958	290	5,486
Non-ASC 310-30 loans	495	58	414	75	285	49	6	1,382
New loans	4,456	962	4,001	1,723	70	4,738	62	16,012
Balance at December 31, 2014	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$581	$581
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	1,593	—	—	1,821	3,414
Construction, land and development	449	—	—	—	449
Home equity loans and lines of credit	255	—	—	243	498
Total real estate loans	$2,297	$—	$—	$2,645	$4,942
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$2,297	$—	$—	$2,645	$4,942

Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,720	$4,720
Owner-occupied commercial real estate	93	—	—	2,502	2,595
1-4 single family residential	207	—	—	2,728	2,935
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	520	42	—	2,557	3,119
Total real estate loans	$820	$42	$—	$12,507	$13,369
Other loans:
Commercial and industrial	$—	$128	$—	$325	$453
Consumer	—	—	—	—	—
Total other loans	—	128	—	325	453
Total acquired loans	$820	$170	$—	$12,832	$13,822

	Accruing
December 31, 2015	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	113	—	—	113
1-4 single family residential	9,439	869	—	1,454	11,762
Construction, land and development	467	—	—	—	467
Home equity loans and lines of credit	64	—	—	—	64
Total real estate loans	$9,970	$982	$—	$1,454	$12,406
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$9,970	$982	$—	$1,454	$12,406

Acquired Loans:
Real estate loans:
Commercial real estate	$63	$—	$—	$5,282	$5,345
Owner-occupied commercial real estate	—	95	—	2,247	2,342
1-4 single family residential	1,393	697	—	3,016	5,106
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	490	97	—	2,295	2,882
Total real estate loans	$1,946	$889	$—	$12,840	$15,675
Other loans:
Commercial and industrial	$90	$—	$—	$877	$967
Consumer	—	—	—	23	23
Total other loans	90	—	—	900	990
Total acquired loans	$2,036	$889	$—	$13,740	$16,665
Loans exhibiting potential credit weaknesses that deserve management's attention and that, if left uncorrected, may result in deterioration of the repayment capacity of the borrower, are categorized as special mention. Loans with well-defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following table summarizes the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

December 31, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,435,633	$—	$2,794	$—
Owner-occupied commercial real estate	769,640	174	—	—
Construction, land and development	651,253	—	—	—
Commercial and industrial	1,332,869	—	—	—
Total new loans	$4,189,395	$174	$2,794	$—
Acquired loans:
Commercial real estate	$33,705	$—	$5,081	$—
Owner-occupied commercial real estate	18,388	—	89	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	5,134	—	681	—
Total acquired loans	$63,565	$—	$5,851	$—

December 31, 2015	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$998,141	$—	$—	$—
Owner-occupied commercial real estate	524,728	—	—	—
Construction, land and development	537,494	—	—	—
Commercial and industrial	972,803	—	—	—
Total new loans	$3,033,166	$—	$—	$—
Acquired loans:
Commercial real estate	$50,328	$—	$5,657	$—
Owner-occupied commercial real estate	18,854	—	2,247	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	6,715	1,352	1,245	—
Total acquired loans	$82,235	$1,352	$9,149	$—
Internal risk ratings are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$1,437,846	$—	$221	$7,271	$—
Owner-occupied commercial real estate	—	769,814	—	—	2,536	—
1-4 single family residential	524	2,012,332	—	—	7,049	—
Construction, land and development	—	651,253	—	—	4,391	—
Home equity loans and lines of credit	66	49,753	—	66	339	—
Total real estate loans	$1,171	$4,920,998	$—	$287	$21,586	$—
Other loans
Commercial and industrial	$—	$1,332,869	$—	$—	$11,592	$—
Consumer	—	4,368	—	—	78	—
Total other loans	$—	$1,337,237	$—	$—	$11,670	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,720	$34,066	$130,628	$175	$201	$2,255
Owner-occupied commercial real estate	—	18,477	—	—	61	—
1-4 single family residential	1,612	65,242	31,476	88	213	29
Construction, land and development	—	6,338	17,657	—	47	239
Home equity loans and lines of credit	1,050	41,245	—	—	243	—
Total real estate loans	$7,382	$165,368	$179,761	$263	$765	$2,523
Other loans
Commercial and industrial	325	5,490	15,147	325	51	277
Consumer	—	334	1,681	—	6	144
Total other loans	$325	$5,824	$16,828	$325	$57	$421

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$998,141	$—	$—	$5,468	$—
Owner-occupied commercial real estate	—	524,728	—	—	1,780	—
1-4 single family residential	—	1,541,255	—	—	6,067	—
Construction, land and development	—	537,494	—	—	3,040	—
Home equity loans and lines of credit	—	30,945	—	—	192	—
Total real estate loans	$—	$3,632,563	$—	$—	$16,547	$—
Other loans
Commercial and industrial	—	972,803	—	—	7,152	—
Consumer	—	5,397	—	—	46	—
Total other loans	$—	$978,200	$—	$—	$7,198	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$5,282	$50,703	$247,628	$829	$255	$1,898
Owner-occupied commercial real estate	2,244	18,857	—	399	64	—
1-4 single family residential	263	83,848	40,922	—	332	26
Construction, land and development	—	6,338	28,017	—	36	328
Home equity loans and lines of credit	916	48,491	—	—	291	—
Total real estate loans	$8,705	$208,237	$316,567	$1,228	$978	$2,252
Other loans
Commercial and industrial	877	8,435	36,783	—	60	453
Consumer	—	430	2,390	—	4	406
Total other loans	$877	$8,865	$39,173	$—	$64	$859

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$581	$221	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$647	$647	$287	$524	$524
Other loans
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$630	$650	$175	$4,090	$5,397
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	565	512	88	1,047	1,047
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,050	1,415
Total real estate loans	$1,195	$1,162	$263	$6,187	$7,859
Other loans
Commercial and industrial	325	325	325	—	—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	—	—
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Total real estate loans	$—	$—	$—	$—	$—
Other loans
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$4,555	$4,924	$829	$727	$750
Owner-occupied commercial real estate	2,244	2,310	399	—	—
1-4 single family residential	—	—	—	263	264
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	916	1,048
Total real estate loans	$6,799	$7,234	$1,228	$1,906	$2,062
Other loans
Commercial and industrial	—	—	—	877	1,825
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$877	$1,825

	Years Ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$4,245	$—	$414	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	816	—	133	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	1,272	—	925	—
Total real estate loans	$6,333	$—	$1,472	$—
Other loans:
Commercial and industrial	—	—	627	—
Consumer	—	—	—	—
Total other loans	$—	$—	$627	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$959	$—	$4,789	$—
Owner-occupied commercial real estate	—	—	1,144	—
1-4 single family residential	424	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	44	—	—	—
Total real estate loans	$1,427	$—	$5,933	$—
Other loans:
Commercial and industrial	170	—	—	—
Consumer	—	—	—	—
Total other loans	$170	$—	$—	$—
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
Subsequent to acquisition, when a provision for loan loss is required for a loan that is covered under a loss sharing agreement, the Company records an increase in the loss share indemnification asset and an increase to noninterest income in the consolidated statements of income based on the applicable loss sharing ratio. An increases in the loss share indemnification asset of $3.9 million was included in noninterest income for the year ended December 31, 2014 related to the provision for loan losses on Covered Loans, including both ASC 310-30 and Non-ASC 310-30 loans.

Changes in the loss share indemnification asset for the periods presented were as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$63,168	$87,229
Termination of FDIC loss sharing agreements	—	(63,168)	—
Reimbursable expenses	—	—	4,999
Amortization	—	—	(24,653)
Income resulting from impairment and charge-off of covered assets, net	—	—	3,948
Expense resulting from recoupment and disposition of covered assets, net	—	—	(3,627)
FDIC claims submissions	—	—	(4,728)
Balance at end of period	$—	$—	$63,168
The following table summarizes the changes in the clawback liability, included in other liabilities, for the periods presented:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$13,846	$11,753
Termination of FDIC loss sharing agreements	—	(13,846)	—
Amortization impact	—	—	748
Remeasurement impact	—	—	1,345
Balance at end of period	$—	$—	$13,846

NOTE 6. PREMISES AND EQUIPMENT
The major components of premises and equipment are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Land	$7,624	$8,256
Building and improvements	24,653	25,413
Furniture, fixtures and equipment	13,197	11,836
Leasehold improvements	4,454	2,978
Construction in Process	525	240
Software	3,021	2,859
Total	53,474	51,582
Less: Accumulated depreciation	(16,822)	(14,628)
Total premises and equipment, net	$36,652	$36,954
Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 totaled $3.6 million, $3.8 million and $3.9 million, respectively.

Operating Leases
The Company has entered into various operating leases for premises and equipment used in its operation. Total rental expense for the years ended December 31, 2016, 2015 and 2014 totaled $7.6 million, $7.5 million, and $7.3 million, respectively.

As of December 31, 2016, future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

	Years Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Future minimum lease payments	$5,128	$4,994	$4,597	$4,336	$3,118	$14,737	$36,910

NOTE 7. GOODWILL AND INTANGIBLES
Goodwill and core deposit intangibles are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Goodwill	$81,204	$81,204

Core deposit intangible	14,370	14,370
Less: Accumulated amortization	(9,679)	(8,490)
Net core deposit intangible	$4,691	$5,880
Amortization expense for core deposit intangibles for the years ended December 31, 2016, 2015, and 2014 totaled $1.2 million, $1.6 million and $1.7 million, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

	2017	2018	2019	2020	2021
	(Dollars in thousands)
Core deposit intangible	$1,023	$1,023	$1,023	$491	$360
NOTE 8. DERIVATIVES
The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $4.4 million, $5.2 million and $4.5 million of customer swap fees in noninterest income in the accompanying consolidated statements of income for the years ended December 31, 2016, 2015, and 2014, respectively.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014.
No derivative positions held by the Company as of December 31, 2016 were designated as hedging instruments under ASC 815-10.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

	Derivative Assets		Derivative Liabilities
December 31, 2016	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$708,426	$15,268	$182,848	$2,908
Interest rate contracts—pay fixed, receive floating	182,848	—	708,426	12,360
Total derivatives	$891,274	$15,268	$891,274	$15,268

	Derivative Assets		Derivative Liabilities
December 31, 2015	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts—pay floating, receive fixed	$690,175	$21,553	$8,298	$2
Interest rate contracts—pay fixed, receive floating	8,298	—	690,175	21,551
Total derivatives	$698,473	$21,553	$698,473	$21,553
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$15,268	$(2,908)	$12,360
Total	$15,268	$(2,908)	$12,360

December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$21,553	$(2)	$21,551
Total	$21,553	$(2)	$21,551
At December 31, 2016, the Company has pledged investment securities available for sale with a carrying amount of $24.7 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of December 31, 2016 and 2015, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 19 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”

NOTE 9. DEPOSITS
The following table sets forth the Company’s deposits by category:

	December 31,
	2016	2015
	(Dollars in thousands)
Noninterest-bearing demand deposits	$905,905	$637,047
Interest-bearing demand deposits	1,004,452	608,454
Interest-bearing NOW accounts	398,823	347,832
Savings and money market accounts	2,780,697	1,979,132
Time deposits	2,215,794	1,858,173
Total deposits	$7,305,671	$5,430,638
Time deposits $100,000 and greater	$1,675,162	$1,323,520
Time deposits greater than $250,000	843,683	587,590
The aggregate amount of overdraft demand deposits reclassified to loans was $468 thousand at December 31, 2016. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $1.58 billion, $463.8 million, $160.0 million, $11.0 million and $2.7 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $693.9 million and $425.1 million at December 31, 2016 and 2015, respectively. The Company holds brokered certificates of deposit of $1.2 million and $3.3 million at December 31, 2016 and 2015, respectively.

NOTE 10. FHLB AND OTHER BORROWINGS
Advances from the FHLB and other borrowings outstanding for the periods presented are as follows:

	December 31, 2016	Range of Contractual Interest Rates	December 31, 2015	Range of Contractual Interest Rates
	(Dollars in thousands)
Repayable during the years ending December 31,
2017	$473,870	0.62% - 4.35%	$843,754	0.35% - 1.35%
2018	50,000	1.53%	72,500	4.05% - 4.35%
2019 and beyond	200,000	1.34% - 1.61%	50,000	1.53%
Total contractual outstanding	723,870		966,254
Fair value adjustment	846		3,482
Total FHLB advances and securities sold under repurchase agreements	724,716		969,736
Retail repurchase agreements	26,387		13,447
Total borrowings	$751,103		$983,183
For the years ended December 31, 2016 and 2015, the Company maintained advances with the FHLB averaging $612.1 million and $973.4 million, respectively, with an average cost of approximately 0.94% and 0.41%, respectively. Substantially all FHLB advances outstanding at December 31, 2016 and 2015 had fixed interest rates. Interest expense on FHLB advances was $5.8 million, $4.0 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, including a reduction for amortization of the fair value adjustment on FHLB advances of $380 thousand, for the year ended December 31, 2014. The fair value adjustment is being amortized as a reduction to interest expense over the remaining term of the advances using the effective yield method.
The Company pledges loans and securities as collateral for FHLB advances. See Notes 3 and 4 to these consolidated financial statements for further information. At December 31, 2016, the Company had additional capacity to borrow from the FHLB of $1.52 billion. Also, at December 31, 2016, the Company has unused credit lines with financial institutions of $345.0 million.

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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2016 and 2015, all capital ratios of the Company and the Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines.
The ability of the Company and the Bank to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2016 and 2015, that the Company and Bank met all capital adequacy requirements to which they are subject.
The Bank’s and Company’s regulatory capital levels are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Tier 1 leverage ratio
Company	$891,584	10.3%	$346,518	4.0%	$433,148	5.0%
Bank	795,207	9.3%	340,856	4.0%	426,070	5.0%
Common equity tier 1 capital ratio
Company	891,584	11.9%	336,328	4.5%	485,807	6.5%
Bank	795,207	10.9%	329,194	4.5%	475,503	6.5%
Tier 1 risk-based capital ratio
Company	891,584	11.9%	448,437	6.0%	597,916	8.0%
Bank	795,207	10.9%	438,926	6.0%	585,234	8.0%
Total risk-based capital ratio
Company	930,821	12.5%	597,916	8.0%	747,395	10.0%
Bank	834,679	11.4%	585,234	8.0%	731,543	10.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Tier 1 leverage ratio
Company	$717,229	10.3%	$278,319	4.0%	$347,899	5.0%
Bank	678,608	9.9%	273,721	4.0%	342,151	5.0%
Common equity tier 1 capital ratio
Company	717,229	12.1%	267,511	4.5%	386,405	6.5%
Bank	678,608	11.6%	262,378	4.5%	378,991	6.5%
Tier 1 risk-based capital ratio
Company	717,229	12.1%	356,682	6.0%	475,576	8.0%
Bank	678,608	11.6%	349,838	6.0%	466,450	8.0%
Total risk-based capital ratio
Company	717,229	12.1%	475,576	8.0%	594,470	10.0%
Bank	678,608	11.6%	466,450	8.0%	583,063	10.0%
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
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Year Ended December 31, 2016
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(15,371)	$5,928	$(9,443)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	11,582	(4,467)	7,115
Amounts reclassified to (gain) loss on investment securities	(2,715)	1,048	(1,667)
Balance at end of period	$(6,504)	$2,509	$(3,995)

	Year Ended December 31, 2015
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(13,997)	5,399	(8,598)
Amounts reclassified to (gain) loss on investment securities	(2,480)	956	(1,524)
Balance at end of period	$(15,371)	$5,928	$(9,443)

	Year Ended December 31, 2014
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(2,565)	$990	$(1,575)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	11,481	(4,430)	7,051
Amounts reclassified to (gain) loss on investment securities	(7,810)	3,013	(4,797)
Balance at end of period	$1,106	$(427)	$679
NOTE 13. STOCKHOLDERS’ EQUITY
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
In 2016 and 2015, the Company converted 3,545,408 and 3,206,166, respectively, Class B common shares to Class A common shares in a voluntary exchange with certain shareholders. This exchange was made on 1:1 ratio and no consideration was paid or received by the Company. Total Class B common shares issued and outstanding decreased by 3,545,408 and 3,206,166 while Class A common shares issued and outstanding increased by 3,545,408 and 3,206,166 for the years ended December 31, 2016 and 2015, respectively. This is recorded as “Exchange of B shares to A shares” in the consolidated statements of changes in stockholders’ equity.
Preferred Stock
There are 10 million preferred shares authorized and none issued and outstanding at December 31, 2016 or 2015. Preferred stock has a par value of $.001.
Treasury Stock
During the year ended December 31, 2016, the Company repurchased 717,115 shares of Class A common stock at a weighted average price of $33.08 per share for an aggregate amount of $23.7 million from shareholders. The Company accounted for these transactions under the cost method and held 2,886,621 common shares with a cost of $77.4 million in Treasury Stock as of December 31, 2016. During the year ended December 31, 2015 the Company repurchased 1,050,062 shares of Class A common stock at a weighted average price of $33.20 per share for an aggregate amount of $34.9 million from shareholders. The Company accounted for these transactions under the cost method and held 2,169,506 common shares with a cost of $53.6 million in Treasury Stock as of December 31, 2015.These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.
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

The following table presents the activity during the year ended December 31, 2016 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2016	3,024,123	$26.42
Granted	—	—
Exercised	(338,196)	25.96	$2,821
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2016	2,685,927	26.48	56,993	2.87
Exercisable at December 31, 2016	1,582,449	25.23	35,564	2.87
Vested at December 31, 2016	2,685,927	26.48	56,993	2.87
Vested and expected to vest at December 31, 2016	2,685,927	26.48	56,993	2.87
As of December 31, 2016, there were 2,685,927 outstanding 2009 Warrants with an expiration date of November 12, 2019. There is no remaining expense to be recognized from the Amended 2009 Warrants.
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

In November 2014, the 2009 Option Plan expired on the fifth anniversary of plan’s adoption date. As of December 31, 2014, there were no remaining awards available from the 2009 Option Plan.
The following tables present the activity during the year ended December 31, 2016 related to the 2009 Option Plan:

	2009 Option Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2016	3,707,898	$20.67
Granted	—	—
Exercised	(549,928)	20.78	$9,547
Forfeited	(49,984)	22.34
Expired	(751)	22.97
Outstanding at December 31, 2016	3,107,235	20.62	84,138	4.69
Exercisable at December 31, 2016	2,937,302	20.55	79,745	4.52
Vested at December 31, 2016	2,937,302	20.55	79,745	4.52
Vested and expected to vest at December 31, 2016	3,107,236	20.62	84,138	4.69
The fair values of the stock options granted for the year ended December 31, 2014 were determined utilizing the Black-Scholes pricing model methodology. No awards were granted from the 2009 Option Plan during the years ended December 31, 2016 or 2015. A summary of assumptions used to calculate the fair values of the 2009 Option Plan awards is presented below:

	2009 Option Plan
	Years Ended December 31,
	2016	2015	2014
Expected volatility	—%	—%	33.6 - 36.7%
Expected dividend yield	—%	—%	1.3 - 2.5%
Expected term (years)	—	—	5.5 - 6.5
Risk-free interest rate	—%	—%	2.32 - 2.70%
Weighted average grant date fair value	$—	$—	$7.14

The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2009 Option Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2009 Option Plan
	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Stock-based compensation expense	$1,707	$2,239	$2,125
Tax benefit realized from stock awards exercised	3,622	1,618	—
Fair value of stock-based awards that vested during the year	1,882	2,724	2,319
Amount of cash received from exercise of awards	11,427	8,163	—
Total intrinsic value of awards exercised during the year	9,547	4,940	—

	2009 Option Plan
	December 31,
	2016	2015	2014
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$569	$2,561	$4,949
Weighted-average life over which expense is expected to be recognized (years)	0.78	1.72	2.54
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
The following tables present the activity during the year ended December 31, 2016 related to the 2013 Plan Options:

	2013 Plan Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2016	2,367,187	$20.37
Granted	80,000	29.98
Exercised	(248,760)	20.85	$3,888
Forfeited	(34,169)	23.03
Expired	—	—
Outstanding at December 31, 2016	2,164,258	20.63	58,596	7.16
Exercisable at December 31, 2016	1,381,232	20.60	37,427	7.18
Vested at December 31, 2016	1,881,236	20.38	51,402	7.09
Vested and expected to vest at December 31, 2016	2,164,258	20.63	58,596	7.16

The fair value of the 2013 Plan Options granted for the years ended December 31, 2016 and 2015 were determined utilizing the Black-Scholes pricing model methodology. No awards were granted from the 2013 Option Plan during the year ended December 31, 2014. A summary of assumptions used to calculate the fair values of the 2013 Plan Options awards is presented below:

	2013 Plan Options
	Years Ended December 31,
	2016	2015	2014
Expected volatility	24.7%	31.1%	—%
Expected dividend yield	1.25%	1.25%	—%
Expected term (years)	6.0	6.2	—
Risk-free interest rate	1.37%	1.63%	—%
Weighted average grant date fair value	$6.57	$7.38	$—
The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2013 Plan Option awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.
A summary of selected data related to stock-based compensation expense follows:

	2013 Plan Options
	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Stock-based compensation expense	$1,655	$2,002	$5,463
Tax benefit realized from stock awards exercised	1,380	158	—
Grant date fair value of stock-based awards that vested during the year	4,313	1,181	914
Amount of cash received from exercise of option awards	5,186	714	—
Total intrinsic value of awards exercised during the year	3,888	465	—

	2013 Plan Options
	December 31,
	2016	2015	2014
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$333	$1,633	$1,918
Weighted-average life over which expense is expected to be recognized (years)	1.24	1.53	1.98
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

As of December 31, 2014, there are no remaining shares of restricted stock, restricted stock units, or unrestricted stock awards available for issuance under the 2013 Incentive Plan. The Company has recognized $3.8 million in income tax benefit for the year ended December 31, 2014 related to the 2013 RSUs.

2016 Stock Incentive Plan
In 2016, the Company approved the FCB Financial Holdings, Inc. 2016 Stock Incentive Plan (the “2016 Incentive Plan”) covering its executive management, directors, individual consultants and employees. The 2016 Incentive Plan provides that awards may be granted under the plan with respect to an aggregate of 2,000,000 shares of Class A Common Stock of the Company. Awards may be made under the Plan in the form of (a) incentive stock options, (b) options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock, (e) restricted stock units and (f) unrestricted stock. Awards under the Plan may also be made in the form of performance awards by making the awards subject to the achievement of performance criteria described in the Plan or other performance criteria. An incentive stock option may be granted only to a person who is an employee of the Company or a parent or subsidiary of the Company on the date of grant. Shares issued pursuant to the Plan may be authorized but unissued Common Stock, authorized and issued Common Stock held in the Company’s treasury or Common Stock acquired by the Company for the purposes of the Plan.

2016 Incentive Plan - Stock Options
In August 2016, the Company granted 827,500 options that vest in-full (i.e. cliff vesting) on the 5-year anniversary of the grant date from the 2016 Incentive Plan to employees with an exercise price of $36.11, the estimated fair value of the Company's stock on the date of grant and an aggregate fair value of $7.1 million. The options granted to employees expire 10 years from the grant date.

The following tables present the activity during the year ended December 31, 2016 related to the 2016 Plan Options:

2016 Plan Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
(Dollars in thousands, except per share data)
Outstanding at January 1, 2016	—	$—
Granted	827,500	36.11
Exercised	—	—	$—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2016	827,500	36.11	9,591	9.61
Exercisable at December 31, 2016	—	—	—	—
Vested at December 31, 2016	—	—	—	—
Vested and expected to vest at December 31, 2016	827,500	36.11	9,591	9.61

The fair value of the 2016 Plan Options granted for the year ended December 31, 2016 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2016 Plan Options awards is presented below:

2016 Plan Options
Expected volatility	24.0%
Expected dividend yield	1.25%
Expected term (years)	7.5
Risk-free interest rate	1.42%
Weighted average grant date fair value	$8.62
The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2016 Plan Option awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense for the year ended December 31, 2016 are as follows:

2016 Plan Options
(Dollars in thousands)
Stock-based compensation expense	$570
Unrecognized compensation expense related to stock-based compensation	6,563
Weighted-average life over which expense is expected to be recognized (years)	4.61
2016 Incentive Plan - Restricted Stock Awards
On March 29, 2016, the Compensation Committee granted 121,212 restricted shares (the "Award") of Class A Common Stock to certain Executives. Shareholder's approved the Plan at the 2016 Annual Meeting of Stockholders on May 16, 2016 which was determined to be the grand date of the Award. The fair value of the Awards on the grant date was $4.2 million and will be recognized as compensation expense over the requisite vesting period ending December 31, 2018. The Company recognized $1.4 million of compensation expense during the year ended December 31, 2016.
Florida Community Bank, N.A. 401(k) Plan
The Company sponsors the Florida Community Bank, N.A. 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after the first month following 90 days of service. Effective January 1, 2015, the 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 3% of compensation. Prior to 2015, the 401(k) Plan allowed a matching employer contribution equal to 100% of elective deferrals that do not exceed 2% of compensation. Matching contributions are fully vested after three years of service. Total 401(k) matching employer contribution expense totaled $978 thousand, $868 thousand and $404 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
Executive Incentive Plan
During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the adoption of the FCB Financial Holdings, Inc. Executive Incentive Plan (the “EIP”). The EIP provides for Annual Incentive Awards and Long-Term Incentive Awards, both of which are subject to achievement of specified performance goals.
Annual Incentive Awards-The Compensation Committee approved Annual Awards under the EIP in respect to the Company’s Core Pre-Tax Profits for fiscal year 2015. The Company recognized $6.0 million and $5.1 million of compensation expense for the years ended December 31, 2016 and 2015, respectively.
Long-Term Incentive Awards-The Compensation Committee granted a Long-Term Award of cash phantom units (“CPUs”) under the Long-Term Incentive component of the EIP which covers a three-year period ending December 31, 2017 (the “Performance Period”). The value of the award is determined by the Company’s common share price at the end of the performance period. Based on the estimated value of the award, the Company recognized $377 thousand and $1.1 million of compensation expense for the years ended December 31, 2016 and 2015, respectively.
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
The estimated award amount will be recognized over the three year service period beginning on January 1, 2016. The Company recognized $1.1 million in compensation expense related to this plan for the year ended December 31, 2016.

NOTE 15. BASIC AND DILUTED EARNINGS PER SHARE
Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of common stock equivalents, including stock options and warrants, calculated using the treasury stock method. Common stock equivalents are excluded from the computation of diluted EPS in periods in which the effect is anti-dilutive.

The following table presents the computation of basic and diluted EPS:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$99,916	$53,391	$22,372
Weighted average number of common shares—basic	40,716,588	41,300,979	38,054,158
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	2,508,576	1,992,628	204,158
Weighted average number of common shares—diluted	43,225,164	43,293,607	38,258,316
Basic earnings per share	$2.45	$1.29	$0.59
Diluted earnings per share	$2.31	$1.23	$0.58
Weighted average anti-dilutive warrants, stock options and RSUs	330,095	91,923	7,822,029

NOTE 16. INCOME TAXES
The components of the expense and benefit for income taxes for the periods presented are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current income tax expense:
Federal	$39,528	$23,610	$18,329
State	6,013	3,441	2,921
Total current income tax expense	45,541	27,051	21,250
Deferred income tax expense (benefit):
Federal	9,161	(19,157)	(6,332)
State	1,203	(2,238)	(961)
Total deferred income tax expense (benefit)	10,364	(21,395)	(7,293)
Total income tax expense (benefit)	$55,905	$5,656	$13,957
A reconciliation of the expected income tax expense or benefit at the statutory federal income tax rate of 35% to the Company’s actual income tax expense or benefit and effective tax rate for the periods presented is as follows:

	Years Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense (benefit) at federal income tax rate	$54,537	35.00%	$20,667	35.00%	$12,747	35.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(1,817)	(1.17)%	(1,614)	(2.73)%	(2,019)	(5.56)%
Stock compensation	234	0.15%	729	1.23%	2,870	7.90%
Dividends received deduction	(1,919)	(1.23)%	(2,104)	(3.56)%	(1,168)	(3.21)%
GFB NUBIL Revaluation	—	—%	(4,954)	(8.39)%	—	—%
NOL Valuation Allowance	—	—%	(9,061)	(15.35)%	—	—%
State tax, net of federal benefit	4,777	3.07%	1,619	2.74%	1,238	3.41%
Other	93	0.06%	374	0.62%	289	0.79%
Total	$55,905	35.88%	$5,656	9.56%	$13,957	38.33%

Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Other real estate owned	$12,991	$15,740
Total	12,991	15,740
Excess carrying value over tax basis of liabilities:
Deposits	—	19
Repo Loans	324	1,330
Total	324	1,349
Net operating loss carry forward:
Federal	9,287	9,790
State	921	971
Total	10,208	10,761
Amortization	21,555	25,052
Depreciation	660	848
Unrealized losses on securities available for sale	2,509	5,930
Allowance for loan losses	12,807	9,468
Non-qualified stock options	7,695	6,458
Other	2,696	2,794
Gross deferred tax assets	71,445	78,400
Valuation allowance	—	—
Gross deferred tax assets, net of valuation allowance	71,445	78,400
Deferred tax liabilities:
Loans	(7,542)	(966)
Restricted securities	(2,260)	(2,257)
Other	(252)	(1)
Gross deferred tax liabilities	(10,054)	(3,224)
Deferred tax assets (liabilities), net	$61,391	$75,176
At December 31, 2016, the Company had deferred tax assets for federal and state net operating losses of $9.3 million and $921 thousand, respectively. The federal and state net operating loss carryforwards are attributable to the acquisition of Great Florida Bank and are subject to an annual limitation. These deferred tax assets for net operating losses will expire in years 2028 through 2034.
The Company records a valuation allowance to reduce its deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Management believes the Company will realize the benefits from certain federal and state net operating loss carryforwards and as such, in 2015, reversed the valuation allowance of $9.1 million previously provided on the deferred tax assets for federal and state net operating loss carryforwards. The reversal of the valuation allowance on the deferred tax assets was recognized as a reduction of income tax expense.
The Company is subject to U.S. federal income tax as well as state income tax for Florida and New York. The Company’s federal income tax return for 2013 is currently subject to examination.

The Company had no uncertain tax positions at December 31, 2016, 2015 or 2014. The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not incur interest or penalties associated with income taxes at December 31, 2016, 2015 or 2014.

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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of December 31, 2016 and 2015, the Company’s reserve for unfunded commitments totaled $1.6 million and $1.5 million, respectively.
Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Commitments to fund loans	$724,380	$578,730
Unused lines of credit	410,068	358,601
Commercial and standby letters of credit	26,200	14,410
Total	$1,160,648	$951,741
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

NOTE 18. PARENT COMPANY FINANCIAL STATEMENTS
Condensed Balance Sheets of FCB Financial Holdings, Inc. (Parent company only) for the periods presented are as follows:
PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Cash and due from banks	$18,126	$9,112
Available for sale securities	129,970	167,524
Investment in bank subsidiary	885,296	773,508
Other assets	9,874	12,980
Total assets	$1,043,266	$963,124
Liabilities and stockholders’ equity:
Total liabilities	61,182	87,432
Stockholders’ equity	982,084	875,692
Total liabilities and stockholders’ equity	$1,043,266	$963,124

Condensed Statements of Income of FCB Financial Holdings, Inc. (Parent company only) for the periods presented are as follows:
PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income:
Interest and dividends on investment securities	$7,831	$8,602	$4,838
Gain (loss) on investment securities	(586)	688	(197)
Total income	7,245	9,290	4,641
Expense:
Interest on borrowings	884	551	—
Stock-based compensation expense	577	829	13,205
Professional services	707	950	1,243
Directors fees	800	598	3,700
Warrant expense	—	—	4,122
Insurance expense	1,034	1,505	1,451
Other noninterest expense	7,261	6,500	3,715
Total expense	11,263	10,933	27,436
Income (loss) before income taxes and equity in undistributed income of subsidiaries	(4,018)	(1,643)	(22,795)
Income tax expense (benefit)	(3,671)	(2,901)	(8,836)
Income (loss) before equity in undistributed income of subsidiaries	(347)	1,258	(13,959)
Equity in income of subsidiary	100,263	52,133	36,331
Net income	$99,916	$53,391	$22,372

Condensed Statements of Comprehensive Income of FCB Financial Holdings, Inc. (Parent company only) for periods presented are as follows:
PARENT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$99,916	$53,391	$22,372
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(620), $(227), and $(1,666), respectively	988	362	2,653
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of taxes of $63, $384, and $(443), respectively	(100)	(612)	705
Total other comprehensive income (loss)	888	(250)	3,358
Total comprehensive income	$100,804	$53,141	$25,730

Condensed Statements of Cash Flows of FCB Financial Holdings, Inc. (Parent company only) for periods presented are as follows:
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$99,916	$53,391	$22,372
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(100,263)	(52,133)	(36,331)
(Gain) loss on investment securities	586	(688)	197
Stock-based compensation and warrant expense	577	829	17,326
Depreciation of premises and equipment	—	1	2
Deferred tax expense	(735)	1,272	—
Net change in operating assets and liabilities:
(Increase)/decrease in due from subsidiaries	4,478	8,476	(8,026)
Increase/(decrease) in due to subsidiaries	1,745	(1,979)	1,895
Net change in other assets	1,382	1,052	(558)
Net change in other liabilities	(4,365)	(2,806)	(30)
Net cash provided by (used in) operating activities	3,321	7,415	(3,153)
Cash flows from investing activities:
Purchases of investment securities available for sale	(67,934)	(169,728)	(149,794)
Sales of investment securities available for sale	106,347	110,649	128,559
Payments and maturities of investment securities	—	2,005	—
Capital contribution	—	(35,000)	(172,000)
Net cash provided by (used in) investing activities	38,413	(92,074)	(193,235)
Cash flows from financing activities:
Proceeds from capital raise, net	—	—	104,475
Deferred costs from capital raise	—	—	(97)
Deferred placement fee	—	—	(10,000)
Settlement of RSU shares	—	—	(5,688)
Repurchase common stock	(23,738)	(34,884)	—
Exercise of stock options	17,042	8,793	—
Excess tax benefit from share-based payments	2,110	2,048	—
Net change in repurchase agreements	(28,134)	87,254	—
Net cash provided by (used in) financing activities	(32,720)	63,211	88,690
Net Change in Cash	9,014	(21,448)	(107,698)
Cash at Beginning of Period	9,112	30,560	138,258
Cash at End of Period	$18,126	$9,112	$30,560

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
For the years ended December 31, 2016, 2015 or 2014, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of December 31, 2016, there were no interest rate derivatives classified as Level 3.
Contingent consideration issued to the FDIC—In conjunction with the 2010 and 2011 acquisitions, the Bank issued contingent consideration to the FDIC in the form of EAAs. The estimated fair value of the EAAs were derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities was determined in accordance with the terms of each agreement. Management assigned a probability to each potential payment liability based on its judgment about the likelihood of the event occurring. This expected value was the basis for estimating the fair value of the contingent consideration. As of December 31, 2016, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

Clawback liability—The fair value of the FDIC clawback liability was estimated using a discounted cash flow technique based on projected cash flows related to the resolution of Covered Assets and a discount rate using a risk free rate, plus a premium that took into account the Company’s credit risk, resulting in Level 3 classification.
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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$16,314	$—	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	558,446	—	558,446
State and municipal obligations	—	27,679	—	27,679
Asset-backed securities	—	577,823	—	577,823
Corporate bonds and other debt securities	53,517	505,777	—	559,294
Preferred stocks and other equity securities	6,908	129,970	—	136,878
Derivative assets—Interest rate contracts	—	15,268	—	15,268
Total	$60,425	$1,831,277	$—	$1,891,702
Liabilities:
Derivative liabilities—Interest rate contracts	$—	$15,268	$—	$15,268
Total	$—	$15,268	$—	$15,268

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$20,888	$—	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	393,115	—	393,115
State and municipal obligations	—	2,215	—	2,215
Asset-backed securities	—	493,934	—	493,934
Corporate bonds and other debt securities	—	444,895	—	444,895
Preferred stocks and other equity securities	2,052	167,523	—	169,575
Derivative assets—Interest rate contracts	—	21,553	—	21,553
Total	$2,052	$1,544,123	$—	$1,546,175
Liabilities:
Derivative liabilities—Interest rate contracts	$—	$21,553	$—	$21,553
Total	$—	$21,553	$—	$21,553
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were $53.5 million of financial assets transfered from level 2 to level 1 of the fair value hierarchy during the year ended December 31, 2016. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2015.

The following tables reconcile changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Years Ended December 31,
	2016		2015		2014
	Clawback Liability	EAAs	Clawback Liability	EAAs	Clawback Liability	EAAs
	(Dollars in thousands)
Balance at beginnning of period	$—	$—	$13,846	$—	$11,753	$1,114
Losses (gains) included in other noninterest expenses	—	—	—	—	2,093	1,466
Termination of FDIC loss sharing agreements	—	—	(13,846)	—	—	—
Final EAA settlement on FCB	—	—	—	—	—	(1,458)
Final EAA settlement on PAB	—	—	—	—	—	(1,122)
Balance at end of period	$—	$—	$—	$—	$13,846	$—
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the years ended December 31, 2016 and 2015, there was not a change in the methods or significant assumptions used to estimate fair value.
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
The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	December 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired Loans	$8,878	$9,582	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (9.9%)
Other real estate owned	19,228	39,340	Third party appraisals	Collateral discounts and estimated cost to sell	10%

The following table provides information about certain assets measured at fair value on a non-recurring basis:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$700	$1,071	$174
Foreclosed real estate	1,219	674	1,829
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
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$83,876	$83,876	$83,876	$—	$—
Available for sale securities	1,876,434	1,876,434	60,425	1,816,009	—
FHLB and other bank stock	51,656	51,656	—	51,656	—
Loans, net	6,596,997	6,556,914	—	—	6,556,914
Loans held for sale	20,220	20,220	—	20,220	—
Bank-owned life insurance	198,438	198,438	—	198,438	—
Derivative assets—Interest rate contracts	15,268	15,268	—	15,268	—

Financial Liabilities:
Deposits	$7,305,671	$7,306,148	$—	$7,306,148	$—
Advances from the FHLB and other borrowings	751,103	745,855	—	745,855	—
Derivative liabilities—Interest rate contracts	15,268	15,268	—	15,268	—

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$102,460	$102,460	$102,460	$—	$—
Available for sale securities	1,524,622	1,524,622	2,052	1,522,570	—
FHLB and other bank stock	59,477	59,477	—	59,477	—
Loans, net	5,164,061	5,207,971	—	—	5,207,971
Loans held for sale	2,514	2,514	—	2,514	—
Bank-owned life insurance	168,246	168,246	—	168,246	—

Derivative assets—Interest rate contracts	21,553	21,553	—	21,553	—
Financial Liabilities:
Deposits	$5,430,638	$5,430,501	$—	$5,430,501	$—
Advances from the FHLB and other borrowings	983,183	981,997	—	981,997	—
Derivative liabilities—Interest rate contracts	21,553	21,553	—	21,553	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at December 31, 2016 and 2015, include cash and cash equivalents.
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
EAAs:
The estimated fair value of EAAs are derived from an estimation of the future fair value of the Company’s stock and a range of potential payment liabilities are determined in accordance with the terms of each agreement. As of December 31, 2016, the Company had no remaining EAAs, as the EAAs reached final settlement with the FDIC on September 29, 2014.

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

	Quarters Ended December 31, 2016
	Q4	Q3	Q2	Q1
	(Dollars in thousands, except per share data)
Selected Income Statement data:
Interest income	$85,580	$80,800	$77,208	$75,728
Interest expense	14,514	13,522	12,278	11,286
Net interest income	71,066	67,278	64,930	64,442
Provision for loan losses	2,249	1,990	1,976	1,440
Net interest income after provision for loan losses	68,817	65,288	62,954	63,002
Noninterest income	7,919	8,142	8,222	5,434
Noninterest expense	33,646	33,036	33,975	33,300
Income (loss) before income tax expense (benefit)	43,090	40,394	37,201	35,136
Income tax expense (benefit)	15,194	14,330	13,697	12,684
Net income (loss)	$27,896	$26,064	$23,504	$22,452
Earnings (loss) per share:
Basic	$0.68	$0.64	$0.58	$0.55
Diluted	$0.64	$0.60	$0.55	$0.52

	Quarters Ended December 31, 2015
	Q4	Q3	Q2	Q1
	(Dollars in thousands, except per share data)
Selected Income Statement data:
Interest income	$71,157	$65,023	$57,411	$55,449
Interest expense	9,188	8,254	7,237	6,565
Net interest income	61,969	56,769	50,174	48,884
Provision for loan losses	2,329	675	2,470	1,349
Net interest income after provision for loan losses	59,640	56,094	47,704	47,535
Noninterest income	7,543	7,072	14,152	(54,089)
Noninterest expense	33,201	30,706	32,047	30,650
Income (loss) before income tax expense (benefit)	33,982	32,460	29,809	(37,204)
Income tax expense (benefit)	4,233	11,320	10,433	(20,330)
Net income (loss)	$29,749	$21,140	$19,376	$(16,874)
Earnings (loss) per share:
Basic	$0.73	$0.51	$0.47	$(0.41)
Diluted	$0.68	$0.48	$0.45	$(0.41)

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
Internal Control over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the 2013 updated framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
See Index of Exhibits on page 75.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

FCB FINANCIAL HOLDINGS, INC.

Date:	February 24, 2017	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2017	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kent S. Ellert Kent S. Ellert	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
/s/ Jennifer L. Simons Jennifer L Simons	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
/s/ Vincent S. Tese Vincent S. Tese	Director	February 24, 2017
/s/ Leslie J. Lieberman Leslie J. Lieberman	Director	February 24, 2017
/s/ Stuart I. Oran Stuart I. Oran	Director	February 24, 2017
/s/ Alan Bernikow Alan Bernikow	Director	February 24, 2017
/s/ Thomas E. Constance Thomas E. Constance	Director	February 24, 2017
/s/ Howard R. Curd Howard R. Curd	Director	February 24, 2017
/s/ Gerald Luterman Gerald Luterman	Director	February 24, 2017
/s/ William L. Mack William L. Mack	Director	February 24, 2017
/s/ Paul Anthony Novelly Paul Anthony Novelly	Director	February 24, 2017
/s/ Frederic Salerno Frederic Salerno	Director	February 24, 2017

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

10.24
Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of Premier American Bank, Miami, Florida; Receiver of Florida Community Bank, Immokalee, Florida; Receiver of Peninsula Bank, Englewood, Florida; Receiver of Cortez Community Bank, Brooksville, Florida; Receiver of First National Bank of Central Florida, Winter Park, Florida; and Receiver of Coastal Bank, Cocoa Beach, Florida, Federal Deposit Insurance Corporation and Florida Community Bank, N.A. (incorporated by reference to Exhibit 10.24 of the Form 8-K filed with the SEC on March 4, 2015).

10.25
FCB Financial Holdings, Inc. Executive Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2015 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 9, 2015.

10.26	FCB Financial Holdings, Inc. Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 of the Form 10-K filed with the SEC on February 26, 2016.

10.27	First Amendment to Employment Agreement, dated September 1, 2015, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 22, 2015).

10.28	Second Amendment to Employment Agreement, dated April 1, 2016, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.28 of the Form 10-Q filed with the SEC on May 5, 2016).

10.29	Employment Agreement, dated May 1, 2016, between the Bank and James E. Baiter (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed with the SEC on May 5, 2016).

10.30	Third Amendment to Employment Agreement, dated December 6, 2016, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on December 12, 2016).
10.31	First Amendment to Employment Agreement, dated December 6, 2016, between the Bank and Vincent Tese (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on December 12, 2016).

10.32	First Amendment to Employment Agreement, dated December 6, 2016, between the Bank and Les Lieberman (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on December 12, 2016).

10.33	2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed with the SEC on May 5, 2016).

10.34	First Amendment to the 2016 Stock Incentive Plan (incorporated by reference to Item 8.01 of the Form 8-K filed with the SEC on May 5, 2016).

11	Statement re computation of earnings per share (Filed herewith as Note 15 to the consolidated financial statements)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Grant Thornton LLP. (Filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase