Form 10-Q
period 2017-03-31
FCB FINANCIAL HOLDINGS, INC.
filed 2017-05-05
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of May 1, 2017, the registrant had 42,615,061 shares of Class A Common Stock outstanding.

1

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$70,908	$52,903
Interest-earning deposits in other banks	62,929	30,973
Investment securities:
Available for sale securities, at fair value	1,976,252	1,876,434
Federal Home Loan Bank and other bank stock, at cost	55,652	51,656
Total investment securities	2,031,904	1,928,090
Loans held for sale	21,251	20,220
Loans:
New loans	6,552,214	6,259,406
Acquired loans	366,156	375,488
Allowance for loan losses	(39,431)	(37,897)
Loans, net	6,878,939	6,596,997
Premises and equipment, net	36,278	36,652
Other real estate owned	18,761	19,228
Goodwill	81,204	81,204
Core deposit intangible	4,435	4,691
Deferred tax assets, net	56,178	61,391
Bank-owned life insurance	198,089	198,438
Other assets	72,346	59,347
Total assets	$9,533,222	$9,090,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,069,745	$905,905
Interest-bearing	4,571,833	4,183,972
Total transaction accounts	5,641,578	5,089,877
Time deposits	2,032,793	2,215,794
Total deposits	7,674,371	7,305,671
Borrowings (including FHLB advances of $644,700 and $592,250, respectively)	739,519	751,103
Other liabilities	64,085	50,919
Total liabilities	8,477,975	8,107,693
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 45,126,551; 43,663,586 issued and 42,432,062; 40,969,097 outstanding	45	44
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132; 380,606 issued and 0; 197,950 outstanding	—	—
Additional paid-in capital	898,394	875,314
Retained earnings	227,440	188,451
Accumulated other comprehensive income (loss)	6,741	(3,995)
Treasury stock, at cost; 2,694,489; 2,694,489 Class A and 192,132; 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,055,247	982,441
Total liabilities and stockholders’ equity	$9,533,222	$9,090,134
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$66,589	$61,288
Interest and dividends on investment securities	18,561	14,374
Other interest income	72	66
Total interest income	85,222	75,728
Interest expense:
Interest on deposits	13,518	9,293
Interest on borrowings	2,034	1,993
Total interest expense	15,552	11,286
Net interest income	69,670	64,442
Provision for loan losses	1,643	1,440
Net interest income after provision for loan losses	68,027	63,002
Noninterest income:
Service charges and fees	915	806
Loan and other fees	2,495	2,014
Bank-owned life insurance income	1,414	1,285
Income from resolution of acquired assets	762	680
Gain (loss) on sales of other real estate owned	45	(110)
Gain (loss) on investment securities	777	(54)
Other noninterest income	3,579	813
Total noninterest income	9,987	5,434
Noninterest expense:
Salaries and employee benefits	20,497	18,645
Occupancy and equipment expenses	3,397	3,572
Loan and other real estate related expenses	1,227	1,820
Professional services	1,352	1,337
Data processing and network	2,965	2,863
Regulatory assessments and insurance	2,177	2,117
Amortization of intangibles	256	379
Marketing and promotions	1,346	1,057
Other operating expenses	1,867	1,510
Total noninterest expense	35,084	33,300
Income before income tax expense	42,930	35,136
Income tax expense	3,941	12,684
Net income	$38,989	$22,452
Earnings per share:
Basic	$0.93	$0.55
Diluted	$0.86	$0.52
Weighted average shares outstanding:
Basic	41,730,610	40,698,866
Diluted	45,573,216	42,840,157
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$38,989	$22,452
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(6,719), $(1,029), respectively	10,786	1,641
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $32, $275, respectively	(50)	(438)
Total other comprehensive income (loss)	10,736	1,203
Total comprehensive income	$49,725	$23,655
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2016	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income	—	—	—	—	—	22,452	—	—	22,452
Exchange of B shares to A shares	210,629	(210,629)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	1,038	—	—	—	1,038
Treasury stock purchases	(421,564)	—	—	—	—	—	(13,582)	—	(13,582)
Exercise of stock options	156,898				2,093				2,093
Other	—	—	—	—	(14)	—	—	—	(14)
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,203	1,203
Balance as of March 31, 2016	37,072,534	3,523,253	$39	$4	$853,726	$110,987	$(67,217)	$(8,240)	$889,299
Balance as of January 1, 2017	40,969,097	197,950	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	38,989	—	—	38,989
Exchange of B shares to A shares	197,950	(197,950)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	1,431	—	—	—	1,431
Treasury stock purchases	—	—	—	—		—	—		—
Exercise of stock options and warrants	1,181,422	—	1	—	21,664	—	—	—	21,665
Restricted stock awards (RSAs)	83,593	—	—	—	—	—	—	—	—
Other	—	—	—	—	(15)	—	—	—	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	10,736	10,736
Balance as of March 31, 2017	42,432,062	—	$45	$—	$898,394	$227,440	$(77,373)	$6,741	$1,055,247
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$38,989	$22,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,643	1,440
Amortization of intangible assets	256	379
Depreciation and amortization of premises and equipment	880	906
Amortization of discount on loans	(194)	(207)
Net amortization (accretion) of premium (discount) on investment securities	437	387
Net amortization (accretion) of premium (discount) on time deposits	—	(23)
Net amortization (accretion) on FHLB advances and other borrowings	(526)	(653)
Impairment of other real estate owned	184	90
(Gain) loss on investment securities	(777)	54
(Gain) loss on sale of loans	(796)	(386)
(Gain) loss on sale of other real estate owned	(45)	110
(Gain) loss on sale of premises and equipment	(1)	35
Deferred tax expense	—	—
Stock-based compensation	1,431	1,038
Increase in cash surrender value of BOLI	(1,414)	(1,285)
Net change in operating assets and liabilities:
Net change in loans held for sale	(588)	2,000
Net change in other assets	(5,723)	(13,804)
Net change in other liabilities	10,630	12,180
Net cash provided by (used in) operating activities	44,386	24,713
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(173,138)	(110,410)
Sales of investment securities available for sale	17,728	117,243
Paydown and maturities of investment securities available for sale	67,141	17,617
Purchase of FHLB and other bank stock	(32,318)	(32,612)
Sales of FHLB and other bank stock	28,322	32,768
Net change in loans	(404,462)	(294,372)
Purchase of loans	—	(192,195)
Proceeds from sale of loans	120,536	30,378
Proceeds from sale of other real estate owned	1,216	2,963
Purchase of premises and equipment	(519)	(673)
Proceeds from the sale of premises and equipment	14	—
Proceeds from life insurance	1,763	—
Net cash provided by (used in) investing activities	(373,717)	(429,293)
Cash Flows From Financing Activities:
Net change in deposits	368,700	471,764
Net change in FHLB advances	52,450	(31,650)
Net change in repurchase agreements	(63,508)	(418)
Repurchase of stock	—	(13,582)
Exercise of stock options	21,665	2,093
Other financing costs	(15)	(14)
Net cash provided by (used in) financing activities	379,292	428,193
Net Change in Cash and Cash Equivalents	49,961	23,613
Cash and Cash Equivalents at Beginning of Period	83,876	102,460
Cash and Cash Equivalents at End of Period	$133,837	$126,073
Supplemental Disclosures of Cash Flow Information:
Interest paid	$15,675	$10,770
Income taxes paid	—	4,053
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$888	$7,345
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto for FCB Financial Holdings, Inc. (the “Company”) previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Nature of Operations
The Company is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 46 banking centers located in Florida at March 31, 2017.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement. In addition, this ASU simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. The Company recognized approximately $9.2 million of tax benefit in the consolidated statements of income during the first quarter of 2017 as a result of the adoption of this guidance that previously would have been recorded in additional paid in capital. The requirement to recognize excess tax benefits and tax deficiencies in the income statement was applied prospectively. This ASU became effective for the first quarter ended March 31, 2017.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-stop decision sequence. This ASU became effective for the first quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU became effective for the first quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. This update requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance is intended to incorporate into GAAP a requirement that management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the Public Company Accounting Oversight Board (“PCAOB”) and American Institute of Certified Public Accountants (“AICPA”). This ASU became effective for the first quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019 including any interim periods within that reporting period where goodwill impairment tests are performed. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In Februry 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) : Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB is issuing this ASU to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in this ASU will require all entities to account for the derecognition of a business or nonprofit activity in accordance with Topic 810. The amendments also eliminate several accounting differences between transactions involving assets and transactions involving businesses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." This ASU shortens the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.
NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
March 31, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$14,501	$64	$307	$14,258
U.S. Government agencies and sponsored enterprises mortgage-backed securities	588,594	2,119	9,024	581,689
State and municipal obligations	27,925	142	636	27,431
Asset-backed securities	600,473	4,317	151	604,639
Corporate bonds and other debt securities	590,607	14,856	3,510	601,953
Preferred stock and other equity securities	143,233	3,535	486	146,282
Total available for sale	$1,965,333	$25,033	$14,114	$1,976,252

	Amortized Cost	Unrealized		Fair Value
December 31, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,512	$76	$274	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	566,377	1,760	9,691	558,446
State and municipal obligations	28,109	148	578	27,679
Asset-backed securities	574,521	3,852	550	577,823
Corporate bonds and other debt securities	560,191	4,490	5,387	559,294
Preferred stock and other equity securities	137,228	814	1,164	136,878
Total available for sale	$1,882,938	$11,140	$17,644	$1,876,434
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB'). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $699.5 million and $594.0 million at March 31, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

March 31, 2017	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	189,174	190,668
Due after five years through ten years	101,430	100,391
Due after ten years	327,928	338,325
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	1,203,568	1,200,586
Preferred stock and other equity securities	143,233	146,282
Total available for sale	$1,965,333	$1,976,252
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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$9,885	$307	$—	$—	$9,885	$307
U.S. Government agencies and sponsored enterprises mortgage-backed securities	380,105	8,619	10,785	405	390,890	9,024
State and municipal obligations	25,247	636	—	—	25,247	636
Asset-backed securities	40,359	151	—	—	40,359	151
Corporate bonds and other debt securities	167,164	2,131	68,903	1,379	236,067	3,510
Preferred stock and other equity securities	46,659	486	—	—	46,659	486
Total available for sale	$669,419	$12,330	$79,688	$1,784	$749,107	$14,114

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$11,577	$274	$—	$—	$11,577	$274
U.S. Government agencies and sponsored enterprises mortgage-backed securities	372,145	9,261	11,781	430	383,926	9,691
State and municipal obligations	25,490	578	—	—	25,490	578
Asset-backed securities	11,309	21	34,855	529	46,164	550
Corporate bonds and other debt securities	179,925	3,042	77,934	2,345	257,859	5,387
Preferred stock and other equity securities	49,996	1,144	5,123	20	55,119	1,164
Total available for sale	$650,442	$14,320	$129,693	$3,324	$780,135	$17,644

At March 31, 2017, the Company’s security portfolio consisted of 372 securities, of which 146 securities were in an unrealized loss position. A total of 115 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at March 31, 2017. The following describes the basis under which the Company has evaluated OTTI:
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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Gross realized gains	$325	$888
Gross realized losses	—	(942)
Net realized gains (losses)	$325	$(54)

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
The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

March 31, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$129,317	$38,352	$1,703,790	$1,871,459
Owner-occupied commercial real estate	—	18,465	790,062	808,527
1-4 single family residential	30,115	64,669	2,084,966	2,179,750
Construction, land and development	15,912	5,890	627,894	649,696
Home equity loans and lines of credit	—	41,835	50,815	92,650
Total real estate loans	$175,344	$169,211	$5,257,527	$5,602,082
Other loans:
Commercial and industrial	$14,234	$5,487	$1,290,456	$1,310,177
Consumer	1,554	326	4,231	6,111
Total other loans	15,788	5,813	1,294,687	1,316,288
Total loans held in portfolio	$191,132	$175,024	$6,552,214	$6,918,370
Allowance for loan losses				(39,431)
Loans held in portfolio, net				$6,878,939

December 31, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$130,628	$38,786	$1,438,427	$1,607,841
Owner-occupied commercial real estate	—	18,477	769,814	788,291
1-4 single family residential	31,476	66,854	2,012,856	2,111,186
Construction, land and development	17,657	6,338	651,253	675,248
Home equity loans and lines of credit	—	42,295	49,819	92,114
Total real estate loans	$179,761	$172,750	$4,922,169	$5,274,680
Other loans:
Commercial and industrial	$15,147	$5,815	$1,332,869	$1,353,831
Consumer	1,681	334	4,368	6,383
Total other loans	16,828	6,149	1,337,237	1,360,214
Total loans held in portfolio	$196,589	$178,899	$6,259,406	$6,634,894
Allowance for loan losses				(37,897)
Loans held in portfolio, net				$6,596,997

(1)	Balance includes $1.7 million and $3.2 million of net deferred fees, costs, and premium and discount as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the unpaid principal balance of ASC 310-30 loans were $219.7 million and $231.5 million, respectively. At March 31, 2017 and December 31, 2016, the Company had pledged loans as collateral for FHLB advances of $3.27 billion and $3.20 billion, respectively. The recorded investments of consumer mortgage loans secured by 1-4 family residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2017 totaled $3.6 million. The Company held $330.6 million and $433.0 million of syndicated national loans as of March 31, 2017 and December 31, 2016.
The Company purchased no loans from third parties during the three months ended March 31, 2017 as compared to $189.2 million purchased during the same period in 2016.
During the three months ended March 31, 2017 and 2016, the Company sold approximately $137.4 million and $36.2 million, respectively, in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $(5.3) million and $(9.9) million between non-accretable and accretable discount during the three months ended March 31, 2017 and 2016, respectively.
Changes in accretable discount for ASC 310-30 loans for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at January 1,	$60,990	$144,152
Accretion	(3,832)	(15,680)
Reclassifications from (to) non-accretable difference	(5,267)	(9,888)
Balance at March 31,	$51,891	$118,584
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

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(1,352)	—	2	66	—	1,047	(82)	(319)
Provision (credit) for non-ASC 310-30 loans	(32)	—	(58)	(3)	40	(6)	(29)	(88)
Provision (credit) for New loans	1,342	114	590	178	45	(219)	—	2,050
Total provision	(42)	114	534	241	85	822	(111)	1,643
Charge-offs for ASC 310-30 loans	—	—	—	—	—	(14)	—	(14)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(7)	—	—	(7)
Charge-offs for New loans	(131)	—	—	—	—	(100)	—	(231)
Total charge-offs	(131)	—	—	—	(7)	(114)	—	(252)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	917	—	31	305	—	1,310	162	2,725
Non-ASC 310-30 loans	344	61	243	44	276	370	6	1,344
New loans	8,703	2,650	7,639	4,569	450	11,273	78	35,362
Balance at March 31, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(198)	—	1	(10)	—	(2)	(4)	(213)
Provision (credit) for non-ASC 310-30 loans	(855)	(58)	(24)	—	23	(3)	6	(911)
Provision (credit) for New loans	492	97	907	51	28	984	5	2,564
Total provision	(561)	39	884	41	51	979	7	1,440
Charge-offs for ASC 310-30 loans	—	—	—	(30)	—	(75)	—	(105)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	(1)	—	(30)	(35)	(75)	(6)	(147)
Recoveries for ASC 310-30 loans	761	—	—	—	—	11	—	772
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,565	—	—	—	—	11	—	1,576
Ending ALL balance
ASC 310-30 loans	2,461	—	27	288	—	387	402	3,565
Non-ASC 310-30 loans	1,033	404	308	36	279	57	4	2,121
New loans	5,960	1,877	6,974	3,091	220	8,136	51	26,309
Balance at March 31, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995

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
The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
March 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	5,530	—	—	1,137	6,667
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	129	129
Total real estate loans	5,530	—	—	1,266	6,796
Other loans:
Commercial and industrial	—	—	—	50	50
Consumer	—	—	—	—	—
Total other loans	—	—	—	50	50
Total new loans	$5,530	$—	$—	$1,316	$6,846
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,328	$4,328
Owner-occupied commercial real estate	—	—	—	403	403
1-4 single family residential	1,153	—	—	2,663	3,816
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	178	—	—	2,400	2,578
Total real estate loans	1,331	—	—	9,794	11,125
Other loans:
Commercial and industrial	250	—	—	325	575
Consumer	—	—	—	—	—
Total other loans	250	—	—	325	575
Total acquired loans	$1,581	$—	$—	$10,119	$11,700

	Accruing
December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$581	$581
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	1,593	—	—	1,821	3,414
Construction, land and development	449	—	—	—	449
Home equity loans and lines of credit	255	—	—	243	498
Total real estate loans	$2,297	$—	$—	$2,645	$4,942
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$2,297	$—	$—	$2,645	$4,942
Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,720	$4,720
Owner-occupied commercial real estate	93	—	—	2,502	2,595
1-4 single family residential	207	—	—	2,728	2,935
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	520	42	—	2,557	3,119
Total real estate loans	$820	$42	$—	$12,507	$13,369
Other loans:
Commercial and industrial	$—	$128	$—	$325	$453
Consumer	—	—	—	—	—
Total other loans	—	128	—	325	453
Total acquired loans	$820	$170	$—	$12,832	$13,822
Loans exhibiting potential credit weaknesses that deserve management’s close attention and that, if left uncorrected, may result in deterioration of the repayment capacity of the borrower, are categorized as special mention. Loans with well-defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

March 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,701,591	$—	$2,199	$—
Owner-occupied commercial real estate	790,062	—	—	—
Construction, land and development	627,894	—	—	—
Commercial and industrial	1,290,406	—	50	—
Total new loans	$4,409,953	$—	$2,249	$—
Acquired loans:
Commercial real estate	$33,667	$—	$4,685	$—
Owner-occupied commercial real estate	18,372	—	93	—
Construction, land and development	5,890	—	—	—
Commercial and industrial	4,809	—	678	—
Total acquired loans	$62,738	$—	$5,456	$—

December 31, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,435,633	$—	$2,794	$—
Owner-occupied commercial real estate	769,640	174	—	—
Construction, land and development	651,253	—	—	—
Commercial and industrial	1,332,869	—	—	—
Total new loans	$4,189,395	$174	$2,794	$—
Acquired loans:
Commercial real estate	$33,705	$—	$5,081	$—
Owner-occupied commercial real estate	18,388	—	89	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	5,134	—	681	—
Total acquired loans	$63,565	$—	$5,851	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
March 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$1,703,790	$—	$—	$8,703	$—
Owner-occupied commercial real estate	—	790,062	—	—	2,650	—
1-4 single family residential	524	2,084,442	—	—	7,639	—
Construction, land and development	—	627,894	—	—	4,569	—
Home equity loans and lines of credit	66	50,749	—	66	384	—
Total real estate loans	$590	$5,256,937	$—	$66	$23,945	$—
Other loans:
Commercial and industrial	$50	$1,290,406	$—	$50	$11,223	$—
Consumer	—	4,231	—	—	78	—
Total other loans	$50	$1,294,637	$—	$50	$11,301	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,328	$34,024	$129,317	$175	$169	$917
Owner-occupied commercial real estate	—	18,465	—	—	61	—
1-4 single family residential	778	63,891	30,115	34	209	31
Construction, land and development	—	5,890	15,912	—	44	305
Home equity loans and lines of credit	1,030	40,805	—	—	276	—
Total real estate loans	$6,136	$163,075	$175,344	$209	$759	$1,253
Other loans:
Commercial and industrial	$325	$5,162	$14,234	$325	$45	$1,310
Consumer	—	326	1,554	—	6	162
Total other loans	$325	$5,488	$15,788	$325	$51	$1,472

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$1,437,846	$—	$221	$7,271	$—
Owner-occupied commercial real estate	—	769,814	—	—	2,536	—
1-4 single family residential	524	2,012,332	—	—	7,049	—
Construction, land and development	—	651,253	—	—	4,391	—
Home equity loans and lines of credit	66	49,753	—	66	339	—
Total real estate loans	$1,171	$4,920,998	$—	$287	$21,586	$—
Other loans:
Commercial and industrial	$—	$1,332,869	$—	$—	$11,592	$—
Consumer	—	4,368	—	—	78	—
Total other loans	$—	$1,337,237	$—	$—	$11,670	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$4,720	$34,066	$130,628	$175	$201	$2,255
Owner-occupied commercial real estate	—	18,477	—	—	61	—
1-4 single family residential	1,612	65,242	31,476	88	213	29
Construction, land and development	—	6,338	17,657	—	47	239
Home equity loans and lines of credit	1,050	41,245	—	—	243	—
Total real estate loans	$7,382	$165,368	$179,761	$263	$765	$2,523
Other loans:
Commercial and industrial	$325	$5,490	$15,147	$325	$51	$277
Consumer	—	334	1,681	—	6	144
Total other loans	$325	$5,824	$16,828	$325	$57	$421

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$66	$66	$66	$524	$524
Other loans:
Commercial and industrial	$50	$50	$50	$—	$—
Consumer	—	—	—	—	—
Total other loans	$50	$50	$50	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$630	$650	$175	$3,698	$4,999
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	511	512	34	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,030	1,415
Total real estate loans	$1,141	$1,162	$209	$4,995	$6,681
Other loans:
Commercial and industrial	$325	$325	$325	$—	$—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$581	$221	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$647	$647	$287	$524	$524
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$630	$650	$175	$4,090	$5,397
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	565	512	88	1,047	1,047
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,050	1,415
Total real estate loans	$1,195	$1,162	$263	$6,187	$7,859
Other loans:
Commercial and industrial	$325	$325	$325	$—	$—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

The following table presents the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,723	$—	$723	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	790	—	266	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	1,036	—	912	—
Total real estate loans	$5,549	$—	$1,901	$—
Other loans:
Commercial and industrial	$—	$—	$877	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$877	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$630	$—	$4,524	$—
Owner-occupied commercial real estate	—	—	2,215	—
1-4 single family residential	525	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	—	—
Total real estate loans	$1,221	$—	$6,739	$—
Other loans:
Commercial and industrial	$375	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$375	$—	$—	$—

NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Goodwill	$81,204	$81,204

Core deposit intangible	14,370	14,370
Less: Accumulated amortization	(9,935)	(9,679)
Net core deposit intangible	$4,435	$4,691
Amortization expense for core deposit intangibles for the three months ended March 31, 2017 and 2016 totaled $256 thousand and $379 thousand, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized for the remainder of 2017 through 2021 is as follows:

	Remainder of 2017	2018	2019	2020	2021
	(Dollars in thousands)
Core deposit intangible	$767	$1,023	$1,023	$491	$360
NOTE 6. DERIVATIVES
The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $1.4 million and $1.2 million of customer swap fees in noninterest income in the accompanying consolidated statement of income for the three months ended March 31, 2017 and 2016, respectively.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the consolidated statements of income for the three months ended March 31, 2017 or 2016.
No derivative positions held by the Company as of March 31, 2017 were designated as hedging instruments under ASC 815-10.
The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

March 31, 2017	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$749,738	$13,907	$201,158	$3,198
Interest rate contracts - pay fixed, receive floating	201,158	—	749,738	10,709
Total derivatives	$950,896	$13,907	$950,896	$13,907

December 31, 2016	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$708,426	$15,268	$182,848	$2,908
Interest rate contracts - pay fixed, receive floating	182,848	—	708,426	12,360
Total derivatives	$891,274	$15,268	$891,274	$15,268
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

March 31, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$13,907	$(3,198)	$10,709

December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$15,268	$(2,908)	$12,360
At March 31, 2017, the Company has pledged investment securities available for sale with a carrying amount of $15.3 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of March 31, 2017 and December 31, 2016, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 7. DEPOSITS
The following table sets forth the Company’s deposits by category:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,069,745	$905,905
Interest-bearing demand deposits	1,057,539	1,004,452
Interest-bearing NOW accounts	422,329	398,823
Savings and money market accounts	3,091,965	2,780,697
Time deposits	2,032,793	2,215,794
Total deposits	$7,674,371	$7,305,671
Time deposits $100,000 and greater	$1,549,030	$1,675,162
Time deposits greater than $250,000	791,815	843,683
The aggregate amount of overdraft demand deposits reclassified to loans was $521 thousand at March 31, 2017. The aggregate amount of maturities for time deposits for each of the five years as of March 31, 2017 totaled $1.44 billion, $538.5 million, $27.7 million, $18.5 million and $3.1 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $705.8 million and $693.9 million at March 31, 2017 and December 31, 2016, respectively. The Company holds brokered certificates of deposit of $1.1 million and $1.2 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended March 31,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(6,504)	$2,509	$(3,995)	$(15,371)	$5,928	$(9,443)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	17,505	(6,719)	10,786	2,670	(1,029)	1,641
Amounts reclassified to (gain) loss on investment securities	(82)	32	(50)	(713)	275	(438)
Balance at end of period	$10,919	$(4,178)	$6,741	$(13,414)	$5,174	$(8,240)

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$38,989	$22,452
Weighted average number of common shares - basic	41,730,610	40,698,866
Effect of dilutive securities:
Employee stock-based compensation awards	3,842,606	2,141,291
Weighted average number of common shares - diluted	45,573,216	42,840,157
Basic earnings per share	$0.93	$0.55
Diluted earnings per share	$0.86	$0.52
Weighted average number of anti-dilutive equity awards	13,139	148,540
NOTE 10. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended March 31, 2017 and 2016 were 9.2% and 36.1%, respectively. The decrease in the effective tax rate for the first quarter of 2017 was due to the adoption of ASU No. 2016-09 relating to the treatment of excess tax benefits recognized at settlement for share-based payments which resulted in recording a $9.2 million tax benefit in the consolidated statement of income for quarter ended March 31, 2017 that previously would have been recorded in additional paid in capital. This was partially offset by higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3,107,235	$20.62
Granted	—	—
Exercised	(966,495)	20.37
Forfeited	(1,581)	22.85
Expired	(502)	22.97
Outstanding at March 31, 2017	2,138,657	20.74
Exercisable at March 31, 2017	1,971,065	20.64
Vested at March 31, 2017	1,971,065	20.64
Vested and expected to vest at March 31, 2017	2,138,657	20.74
The total unrecognized compensation cost of $256 thousand related to the 2009 Stock Option Plan for share awards outstanding at March 31, 2017 will be recognized over a weighted average remaining period of 0.59 years.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,164,258	$20.63
Granted	—	—
Exercised	(89,756)	21.20
Forfeited	(834)	27.23
Expired	—	—
Outstanding at March 31, 2017	2,073,668	20.60
Exercisable at March 31, 2017	2,040,996	20.49
Vested at March 31, 2017	2,040,996	20.49
Vested and expected to vest at March 31, 2017	2,073,668	20.60
The total unrecognized compensation cost of $260 thousand related to the 2013 Stock Incentive Plan for share awards outstanding at March 31, 2017 will be recognized over a weighted average remaining period of 1.00 years.

2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	827,500	$36.11
Granted	20,000	47.33
Exercised	—	—
Forfeited	(5,000)	36.11
Expired	—	—
Outstanding at March 31, 2017	842,500	36.38
Exercisable at March 31, 2017	—	—
Vested at March 31, 2017	—	—
Vested and expected to vest at March 31, 2017	842,500	36.38
The total unrecognized compensation cost of $6.4 million related to the 2016 Stock Incentive Plan for share awards outstanding at March 31, 2017 will be recognized over a weighted average remaining period of 4.38 years.
2016 Incentive Plan - Restricted Stock Awards
On March 28, 2017, the Compensation Committee granted 83,593 restricted shares (the "Award") of Class A Common Stock to certain Executives. The fair value of the Awards on the grant date was $4.0 million and will be recognized as compensation expense over the requisite vesting period ending December 31, 2019. The Company recognized $33 thousand of compensation expense during the three months ended March 31, 2017.
2016 Incentive Plan - Restricted Stock Unit Awards
On February 7, 2017, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2017 in the form of restricted stock units (the "Directors' RSU Award"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 24,800 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs will vest on March 30, 2017, and an additional twenty-five percent (25%) will vest on each of June 30, 2017, September 30, 2017, and December 31, 2017 provided the participant remains in a continuous service relationship with the Company through such applicable date. Compensation expense will be recognized on a straight-line basis over the requisite vesting period ending December 31, 2017. The Company recognized $277 thousand of compensation expense during the three months ended March 31, 2017.
On March 28, 2017, the Compensation Committee granted a target of 73,144 and a maximum of 91,430 restricted stock units (the "RSU Award") of Class A Common Stock to a certain Executive. The total target grant date fair value of the RSU Award was $3.5 million, up to a maximum of $4.4 million, and will be recognized on a straight-line basis as compensation expense over the requisite vesting period ending December 31, 2019. The Company recognized $13 thousand of compensation expense during the three months ended March 31, 2017.
NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company issues off balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans and lines of credit as well as commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers. The Company follows the same credit policies in making commitments as it does for instruments recorded on the Company’s consolidated balance sheet. Collateral is obtained based on management’s assessment of the customer’s credit risk.
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $1.6 million as of March 31, 2017 and December 31, 2016.

Fees collected on off balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to fund loans	$744,922	$724,380
Unused lines of credit	443,429	410,068
Commercial and standby letters of credit	32,432	26,200
Total	$1,220,783	$1,160,648
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
For the three months ended March 31, 2017 or 2016, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of March 31, 2017, there were no interest rate derivatives classified as Level 3.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

March 31, 2017	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$14,258	$—	$14,258
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	581,689	—	581,689
State and municipal obligations	—	27,431	—	27,431
Asset-backed securities	—	604,639	—	604,639
Corporate bonds and other debt securities	56,532	545,421	—	601,953
Preferred stocks and other equity securities	12,899	133,383	—	146,282
Derivative assets - Interest rate contracts	—	13,907	—	13,907
Total	$69,431	$1,920,728	$—	$1,990,159
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$13,907	$—	$13,907
Total	$—	$13,907	$—	$13,907

December 31, 2016	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$16,314	$—	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	558,446	—	558,446
State and municipal obligations	—	27,679	—	27,679
Asset-backed securities	—	577,823	—	577,823
Corporate bonds and other debt securities	53,517	505,777	—	559,294
Preferred stocks and other equity securities	6,908	129,970	—	136,878
Derivative assets - Interest rate contracts	—	15,268	—	15,268
Total	$60,425	$1,831,277	$—	$1,891,702
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$15,268	$—	$15,268
Total	$—	$15,268	$—	$15,268
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2017.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three months ended March 31, 2017, there was not a change in the methods or significant assumptions used to estimate fair value.
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

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	March 31, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$7,101	$8,878	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (9.2%)
Other real estate owned	18,761	19,228	Third party appraisals	Collateral discounts and estimated cost to sell	10%

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$50	$—
Other real estate owned	184	90
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
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

March 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$133,837	$133,837	$133,837	$—	$—
Available for sale securities	1,976,252	1,976,252	69,431	1,906,821	—
FHLB and other bank stock	55,652	55,652	—	55,652	—
Loans, net	6,878,939	6,834,759	—	—	6,834,759
Loans held for sale	21,251	21,251	—	21,251	—
Bank-owned life insurance	198,089	198,089	—	198,089	—
Derivative assets - Interest rate contracts	13,907	13,907	—	13,907	—

Financial Liabilities:
Deposits	$7,674,371	$7,673,588	$—	$7,673,588	$—
Advances from the FHLB and other borrowings	739,519	735,024	—	735,024	—
Derivative liabilities - Interest rate contracts	13,907	13,907	—	13,907	—

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$83,876	$83,876	$83,876	$—	$—
Available for sale securities	1,876,434	1,876,434	60,425	1,816,009	—
FHLB and other bank stock	51,656	51,656	—	51,656	—
Loans, net	6,596,997	6,556,914	—	—	6,556,914
Loans held for sale	20,220	20,220	—	20,220	—
Bank-owned life insurance	198,438	198,438	—	198,438	—
Derivative assets - Interest rate contracts	15,268	15,268	—	15,268	—

Financial Liabilities:
Deposits	$7,305,671	$7,306,148	$—	$7,306,148	$—
Advances from the FHLB and other borrowings	751,103	745,855	—	745,855	—
Derivative liabilities - Interest rate contracts	15,268	15,268	—	15,268	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2017 and December 31, 2016, include cash and cash equivalents.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three month periods ended March 31, 2017 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2016 with the SEC.
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
Cautionary Note Regarding Forward-Looking Information
This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based on our historical performance or on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with any other cautionary statements that are included elsewhere in this report. We do not undertake any obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including but not limited to, those factors described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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

Noninterest Income
Our noninterest income includes the following:

•	Service charges and fees;

•	Interest rate swap services;

•	BOLI income;

•	Income from resolution of acquired assets; and

•	Net gains and losses from the sale of OREO assets and investment securities
Noninterest Expense
Our noninterest expense includes the following:

•	Salaries and employee benefits;

•	Occupancy and equipment expenses;

•	Other real estate and acquired loan resolution related expenses;

•	Professional services;

•	Data processing and network expense;

•	Regulatory assessments and insurance:

•	Marketing and promotions; and

•	Amortization of intangibles
Financial Condition
The primary factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.
Liquidity
We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities, the ability to sell certain pools of assets and other factors.
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

Performance Highlights
Operating and financial highlights for the three months ended March 31, 2017 include the following:

•	Total net revenue of $79.7 million

•	Diluted EPS of $0.86 per share and Core EPS of $0.64 per share

•	New loan portfolio grew sequentially at an annualized rate of 27% when excluding the impact of reducing the Syndicated loan portfolio

•	New loan fundings of $492.2 million during the quarter and reduction of Syndicated loan portfolio of $120.5 million

•	Total deposits grew sequentially at an annualized rate of 20%

•	Total deposits grew by $368.7 million during the quarter

•	Demand deposits grew by $216.9 million, or 46% annualized, during the quarter

•	Efficiency ratio of 43.7% and Core efficiency ratio of 42.9%

•	ROA of 172 basis points and Core ROA of 128 basis points

•	Tangible book value per share was $22.90

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.
Analysis of Results of Operations
The Company reported net income available to common stockholders of $39.0 million, which generated diluted EPS of $0.86 in the first quarter of 2017. Net income available to common stockholders totaled $22.5 million for the first quarter of 2016, which generated diluted EPS of $0.52. The increase in net income was primarily driven by an increase in taxable income of $7.8 million combined with a decrease in income tax expense of $8.7 million. The Company’s results of operations for the first quarter of 2017 produced an annualized return on average assets of 1.72% and an annualized return on average common stockholders’ equity of 15.58% compared to prior year ratios of 1.19% and 10.28%, respectively.
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

	Three Months Ended March 31,
	2017			2016
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$33,990	$72	0.86%	$86,711	$66	0.31%
New loans	6,342,488	58,691	3.70%	4,856,809	42,712	3.48%
Acquired loans (4)(5)	368,305	7,898	8.58%	556,923	18,576	13.34%
Investment securities	1,986,083	18,561	3.74%	1,576,617	14,374	3.61%
Total interest-earning assets	8,730,866	85,222	3.90%	7,077,060	75,728	4.24%
Non-earning assets:
Noninterest-earning assets	465,617			477,018
Total assets	$9,196,483			$7,554,078
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,013,185	$1,712	0.69%	$635,500	$784	0.49%
Interest-bearing NOW accounts	404,483	473	0.47%	391,158	372	0.38%
Savings and money market accounts	2,791,959	5,116	0.74%	2,041,197	2,843	0.56%
Time deposits (6)	2,150,522	6,217	1.17%	1,901,109	5,294	1.12%
FHLB advances and other borrowings (6)	843,929	2,034	0.96%	1,007,239	1,993	0.78%
Total interest-bearing liabilities	7,204,078	15,552	0.87%	5,976,203	11,286	0.75%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	945,494			646,442
Other liabilities	32,072			55,374
Stockholders’ equity	1,014,839			876,059
Total liabilities and stockholders’ equity	$9,196,483			$7,554,078
Net interest income		$69,670			$64,442
Net interest rate spread			3.03%			3.49%
Net interest margin			3.24%			3.65%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.

First Quarter 2017 compared to First Quarter 2016
Net interest income was $69.7 million for the first quarter of 2017, an increase of $5.3 million compared to $64.4 million for the same period in 2016. The increase in net interest income reflects a $9.5 million increase in interest income partially offset by a $4.3 million increase in interest expense. For the three months ended March 31, 2017, average earning assets increased by $1.65 billion, or 23.4%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.23 billion, or 20.5%, compared to the three months ended March 31, 2016. The increase in interest income for the first quarter of 2017 was due to a $16.0 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.49 billion and the average interest rate on New loans increased 22 basis points. Interest income on acquired loans decreased $10.7 million for the three months ended March 31, 2017 compared to the first quarter of 2016, primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the first quarter of 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The first quarter of 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield. Interest income on investment securities increased $4.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $409.5 million, or 26.0%, increase in the average balance combined with a 13 basis point increase in the yield.
Interest expense on deposits increased $4.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $1.39 billion, or 30.1%, increase in the average balance of interest-bearing deposits combined with a 9 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $2.3 million due to a $750.8 million increase in the average balance combined with an increase in rate of 18 basis points. The average rate paid on savings and money market accounts was 0.74% and 0.56% for the three months ended March 31, 2017 and 2016, respectively.
The net interest margin for the three months ended March 31, 2017 was 3.24%, a decrease of 41 basis points compared to 3.65% for the three months ended March 31, 2016. The average yield on interest-earning assets decreased by 34 basis points for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, combined with the increase in the average rate paid on interest-bearing liabilities of 12 basis points. The decrease in the average yield on interest-earning assets was primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the first quarter of 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The first quarter of 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield.
Provision for Loan Losses
First Quarter 2017 compared to First Quarter 2016
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $1.6 million for the three months ended March 31, 2017, an increase of $203 thousand compared to the $1.4 million provision recorded for the three months ended March 31, 2016. Provision for loan loss expense for the three months ended March 31, 2017 included a $2.1 million provision related to New loans and a $407 thousand release of provision for the acquired loan portfolio.
Net charge-offs were $109 thousand for the first quarter of 2017 as compared to net recoveries of $1.4 million for the same period of 2016. Net charge-offs were 0.01% of average loans on an annualized basis for the first quarter of 2017 compared to net recoveries of 0.11% of average loans for the same period of 2016.

Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$915	$806
Loan and other fees	2,495	2,014
Bank-owned life insurance income	1,414	1,285
Income from resolution of acquired assets	762	680
Gain (loss) on sales of other real estate owned	45	(110)
Gain (loss) on investment securities	777	(54)
Other noninterest income	3,579	813
Total noninterest income	$9,987	$5,434
First Quarter 2017 compared to First Quarter 2016
The Company reported noninterest income of $10.0 million for the three months ended March 31, 2017, an increase of $4.6 million compared to the three months ended March 31, 2016. The increase was primarily due to an increase of $2.8 million in other noninterest income, as a result of increases in insurance proceeds and ATM and debit card income.
Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,497	$18,645
Occupancy and equipment expenses	3,397	3,572
Loan and other real estate related expenses	1,227	1,820
Professional services	1,352	1,337
Data processing and network	2,965	2,863
Regulatory assessments and insurance	2,177	2,117
Amortization of intangibles	256	379
Marketing and promotions	1,346	1,057
Other operating expenses	1,867	1,510
Total noninterest expense	$35,084	$33,300
First Quarter 2017 compared to First Quarter 2016
The Company reported noninterest expense of $35.1 million for the three months ended March 31, 2017, an increase of $1.8 million, or 5.4%, compared to the three months ended March 31, 2016. The increase for the period was primarily due to increased salaries and employee benefits of $1.9 million.
Salaries and employee benefits expenses increased by $1.9 million, or 9.9%, for the first quarter of 2017 compared to the prior year primarily due to increased temporary personnel expense of $1.3 million and increased stock-based compensation expense of $476 thousand.

Provision for Income Taxes
First Quarter 2017 compared to First Quarter 2016
The income tax expense for the three months ended March 31, 2017 totaled $3.9 million, a decrease of $8.8 million compared to an income tax expense of $12.7 million for the three months ended March 31, 2016. The decrease in income tax expense was primarily due to the $9.2 million effect of a change in the accounting standard related to stock compensation, partially offset by an increase in income before income taxes of $7.8 million compared to the prior year. The effective income tax rate for the three months ended March 31, 2017 was 9.2%, compared to the effective tax rate of 36.1% for the three months ended March 31, 2016.
Analysis of Financial Condition
Total assets were $9.53 billion at March 31, 2017, an increase of $443.1 million, or 4.9%, from December 31, 2016. The increase in total assets includes an increase of $281.9 million in net loans, of which New loans increased $292.8 million over the period. Acquired loans decreased by $9.3 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, note sales or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $2.03 billion at March 31, 2017, an increase of $103.8 million from December 31, 2016. The remaining increase in total assets was mainly due to increases in cash and due from banks of $18.0 million and in other assets of $13.0 million. The increase in other assets consisted primarily of an increase in securities sold not settled of $8.2 million.
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
The Company’s investment securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, corporate debt, asset-backed securities and preferred stocks. Total investment securities totaled $2.03 billion and $1.93 billion as of March 31, 2017 and December 31, 2016, respectively. No securities were determined to be other-than-temporary impaired as of March 31, 2017 or December 31, 2016.
As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of March 31, 2017 and December 31, 2016, the Bank held approximately $55.7 million and $51.7 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2017 and December 31, 2016, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of March 31, 2017
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$14,501	2.21%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	42,658	2.36%	372,025	2.40%	173,911	2.65%
State and municipal obligations	—	—	—	—	1,236	4.69%	26,689	2.09%
Asset-backed securities	—	—	44,317	4.53%	457,116	3.65%	99,040	3.51%
Corporate bonds and other debt securities	—	—	189,174	4.16%	100,194	3.51%	301,239	5.73%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	143,233	5.06%
Total available for sale	$—	—%	$276,149	3.94%	$945,072	3.12%	$744,112	4.46%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of March 31, 2017, the effective duration of the Company’s investment portfolio is estimated to be approximately 3.18 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the quarter ended March 31, 2017 totaled $1.99 billion with an annualized pre-tax yield of 3.74%.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of March 31, 2017 or December 31, 2016.
Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,703,790	24.6%	$1,438,427	21.7%
Owner-occupied commercial real estate	790,062	11.4%	769,814	11.6%
1-4 single family residential	2,084,966	30.1%	2,012,856	30.2%
Construction, land and development	627,894	9.1%	651,253	9.8%
Home equity loans and lines of credit	50,815	0.7%	49,819	0.8%
Total real estate loans	$5,257,527	75.9%	$4,922,169	74.1%
Commercial and industrial	1,290,456	18.7%	1,332,869	20.1%
Consumer	4,231	0.1%	4,368	0.1%
Total new loans	$6,552,214	94.7%	$6,259,406	94.3%
Acquired ASC 310-30 loans:
Commercial real estate	129,317	1.9%	$130,628	2.0%
1-4 single family residential	30,115	0.4%	31,476	0.5%
Construction, land and development	15,912	0.2%	17,657	0.3%
Total real estate loans	$175,344	2.5%	$179,761	2.8%
Commercial and industrial	14,234	0.2%	15,147	0.2%
Consumer	1,554	—%	1,681	—%
Total acquired ASC 310-30 loans	$191,132	2.7%	$196,589	3.0%
Acquired non-ASC 310-30 loans:
Commercial real estate	38,352	0.6%	$38,786	0.6%
Owner-occupied commercial real estate	18,465	0.3%	18,477	0.3%
1-4 single family residential	64,669	0.9%	66,854	1.0%
Construction, land and development	5,890	0.1%	6,338	0.1%
Home equity loans and lines of credit	41,835	0.6%	42,295	0.6%
Total real estate loans	$169,211	2.5%	$172,750	2.6%
Commercial and industrial	5,487	0.1%	5,815	0.1%
Consumer	326	—%	334	—%
Total acquired non-ASC 310-30 loans	$175,024	2.6%	$178,899	2.7%
Total loans	$6,918,370	100.0%	$6,634,894	100.0%
Total loans were $6.92 billion at March 31, 2017, an increase of 4.3% compared to $6.63 billion at December 31, 2016.
Our New loan portfolio increased by 4.7% to $6.55 billion as of March 31, 2017, as compared to $6.26 billion at December 31, 2016. The increase during the three months ended March 31, 2017 was primarily due organic growth in commercial real estate, 1-4 single family residential loans and owner-occupied commercial real estate.
Acquired loans were $366.2 million at March 31, 2017, a decrease of $9.3 million from $375.5 million at December 31, 2016. The decrease during the three months ended March 31, 2017 was primarily due to the run-off of the acquired loan portfolio through note sales, receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three months ended March 31, 2017, the Company sold approximately $2.1 million of acquired loans accounted for under ASC 310-30. These sales, as well as other acquired asset resolutions, resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $1.2 million which was recognized as interest income.

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	581
1-4 single family residential	1,137	1,821
Construction, land and development	—	—
Home equity loans and lines of credit	129	243
Commercial and industrial	50	—
Consumer	—	—
Total nonaccrual loans	1,316	2,645
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	1,316	2,645
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$1,316	$2,645

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$4,328	$9,685
Owner-occupied commercial real estate	403	2,501
1-4 single family residential	2,663	7,822
Construction, land and development	—	87
Home equity loans and lines of credit	2,400	2,557
Commercial and industrial	1,639	428
Consumer	59	68
Total nonaccrual loans	11,492	23,148
Accruing loans 90 days or more past due	3,686	39
Total nonperforming loans	15,178	23,187
Other real estate owned (OREO)	18,761	19,228
Other foreclosed property	11	11
Total acquired nonperforming assets	$33,950	$42,426
Total nonperforming assets	$35,266	$45,071
Nonaccrual loans totaled $12.8 million at March 31, 2017, a decrease of 50.3% from $25.8 million at December 31, 2016. Excluding acquired loans, nonperforming loans totaled $1.3 million at March 31, 2017, a decrease of $1.3 million from $2.6 million at December 31, 2016.
Nonperforming assets totaled $35.3 million at March 31, 2017, a decrease of $9.8 million, or 21.8%, from December 31, 2016. The decrease is primarily due to the decrease in acquired nonaccrual loans of $11.7 million. Excluding acquired assets, nonperforming assets totaled $1.3 million at March 31, 2017, compared to $2.6 million at December 31, 2016.

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
The following table sets forth our asset quality ratios for the periods presented:

	March 31, 2017	December 31, 2016
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.02%	0.04%
New loan ALL to total gross new loans	0.54%	0.54%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	4.15%	6.18%
Acquired loan ALL to total gross acquired loans	1.11%	1.16%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.24%	0.39%
Nonperforming assets to total assets	0.37%	0.50%
ALL to nonperforming assets	111.81%	84.08%
ALL to total gross loans	0.57%	0.57%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.01%	(0.02)%

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

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(1,352)	—	2	66	—	1,047	(82)	(319)
Provision (credit) for non-ASC 310-30 loans	(32)	—	(58)	(3)	40	(6)	(29)	(88)
Provision (credit) for New loans	1,342	114	590	178	45	(219)	—	2,050
Total provision	(42)	114	534	241	85	822	(111)	1,643
Charge-offs for ASC 310-30 loans	—	—	—	—	—	(14)	—	(14)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(7)	—	—	(7)
Charge-offs for New loans	(131)	—	—	—	—	(100)	—	(231)
Total charge-offs	(131)	—	—	—	(7)	(114)	—	(252)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	917	—	31	305	—	1,310	162	2,725
Non-ASC 310-30 loans	344	61	243	44	276	370	6	1,344
New loans	8,703	2,650	7,639	4,569	450	11,273	78	35,362
Balance at March 31, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(198)	—	1	(10)	—	(2)	(4)	(213)
Provision (credit) for non-ASC 310-30 loans	(855)	(58)	(24)	—	23	(3)	6	(911)
Provision (credit) for New loans	492	97	907	51	28	984	5	2,564
Total provision	(561)	39	884	41	51	979	7	1,440
Charge-offs for ASC 310-30 loans	—	—	—	(30)	—	(75)	—	(105)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	(1)	—	(30)	(35)	(75)	(6)	(147)
Recoveries for ASC 310-30 loans	761	—	—	—	—	11	—	772
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,565	—	—	—	—	11	—	1,576
Ending ALL balance
ASC 310-30 loans	2,461	—	27	288	—	387	402	3,565
Non-ASC 310-30 loans	1,033	404	308	36	279	57	4	2,121
New loans	5,960	1,877	6,974	3,091	220	8,136	51	26,309
Balance at March 31, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	March 31, 2017		December 31, 2016
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$8,703	24.6%	$7,492	21.7%
Owner-occupied commercial real estate	2,650	11.4%	2,536	11.6%
1-4 single family residential	7,639	30.1%	7,049	30.2%
Construction, land and development	4,569	9.1%	4,391	9.8%
Home equity loans and lines of credit	450	0.7%	405	0.8%
Total real estate loans	24,011	75.9%	21,873	74.1%
Other loans:
Commercial and industrial	11,273	18.7%	11,592	20.1%
Consumer	78	0.1%	78	0.1%
Total other loans	11,351	18.8%	11,670	20.2%
Total new loans	$35,362	94.7%	$33,543	94.3%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$917	1.9%	$2,255	2.0%
1-4 single family residential	31	0.4%	29	0.5%
Construction, land and development	305	0.2%	239	0.3%
Total real estate loans	1,253	2.5%	2,523	2.8%
Other loans:
Commercial and industrial	1,310	0.2%	277	0.2%
Consumer	162	—%	144	—%
Total other loans	1,472	0.2%	421	0.2%
Total Acquired ASC 310-30 loans	$2,725	2.7%	$2,944	3.0%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$344	0.6%	$376	0.6%
Owner-occupied commercial real estate	61	0.3%	61	0.3%
1-4 single family residential	243	0.9%	301	1.0%
Construction, land and development	44	0.1%	47	0.1%
Home equity loans and lines of credit	276	0.6%	243	0.6%
Total real estate loans	968	2.5%	1,028	2.6%
Other loans:
Commercial and industrial	370	0.1%	376	0.1%
Consumer	6	—%	6	—%
Total other loans	376	0.1%	382	0.1%
Total Acquired Non-ASC 310-30 loans	$1,344	2.6%	$1,410	2.7%
Total loans	$39,431	100.0%	$37,897	100.0%

As of March 31, 2017, our New loans have exhibited limited delinquency and credit loss history restricting the establishment of an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $1.5 million to $39.4 million at March 31, 2017 from $37.9 million at December 31, 2016, primarily due to the increase in New loans of $292.8 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 111.81% and 0.57% as of March 31, 2017, compared to 84.08% and 0.57% at December 31, 2016. The increase in the ALL as a percentage of nonperforming assets was primarily the result of a decrease in nonaccrual loans.
Net charge-offs were $109 thousand for the first quarter of 2017 compared to net recoveries were $1.4 million for the first quarter of 2016. Net charge-offs were 0.01% of average loans on an annualized basis for the first quarter of 2017, compared net recoveries of 0.11% of average loans for the same period in 2016.
Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial real estate	$3,579	$4,033
1-4 single family residential	2,011	1,664
Construction, land and development	13,171	13,531
Total	$18,761	$19,228

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$19,228	$39,340
Transfers from loan portfolio	888	7,345
Impairments	(184)	(90)
Sales	(1,171)	(3,073)
Balance at end of period	$18,761	$43,522
Total OREO held by the Company was $18.8 million as of March 31, 2017, a decrease of $467 thousand from December 31, 2016. The decrease in other real estate owned was due to OREO sales of $1.2 million during the three months ended March 31, 2017 partially offset by $888 thousand in transfers from the loan portfolio.
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

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$198,438	$168,246
Additions from premium payments	—	—
Net gain in cash surrender value	1,414	1,285
Mortality proceeds receivable	—	—
Mortality-related reduction in cash surrender value	(1,763)	—
Balance at end of period	$198,089	$169,531
The company recognized $1.4 million and $1.3 million of BOLI income for the three months ended March 31, 2017 and 2016, resulting in a pre-tax yield of 2.94% and 3.05%, respectively. The total death benefit of the BOLI policies at March 31, 2017 and December 31, 2016 totaled $587.7 million and $591.9 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost core deposits.
The following table shows the deposit mix as of the periods presented:

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,069,745	13.9%	$905,905	12.4%
Interest-bearing demand deposits	1,057,539	13.8%	1,004,452	13.7%
Interest-bearing NOW accounts	422,329	5.5%	398,823	5.5%
Savings and money market accounts	3,091,965	40.3%	2,780,697	38.1%
Time deposits	2,032,793	26.5%	2,215,794	30.3%
Total deposits	$7,674,371	100.0%	$7,305,671	100.0%
Total deposits at March 31, 2017 were $7.67 billion, an increase of $368.7 million, or 5.0%, from December 31, 2016. The increase in deposits consisted of a $551.7 million increase in core deposits, partially offset by a $183.0 million decrease in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represent 73.5% of total deposits at March 31, 2017, an increase from 69.7% at December 31, 2016.
The increase in core deposits was primarily due to growth in noninterest-bearing demand deposits and savings and money market accounts due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended March 31, 2017 was 0.75%. This represents an increase of 9 basis points as compared to the average rate paid on deposits of 0.66% for the three months ended March 31, 2016. The average rate paid on time deposits for the three months ended March 31, 2017 was 1.17%. This represents an increase of 5 basis points compared to the average rate paid on time deposits of 1.12% for the three months ended March 31, 2016.
The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

March 31, 2017
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$299,197
After three months through six months	309,113
After six months through twelve months	508,119
After twelve months	432,601
Total	$1,549,030

Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
FHLB advances	$644,700	$592,250
Securities sold under repurchase agreements	61,957	131,621
Retail repurchase agreements	32,542	26,386
Total contractual outstanding	739,199	750,257
Fair value adjustment	320	846
Total borrowings	$739,519	$751,103
At March 31, 2017, total borrowings were $739.5 million, a decrease of $11.6 million, or 1.5%, from $751.1 million at December 31, 2016. The decrease in total borrowings was primarily driven by the $69.7 million decrease in securities sold under repurchase agreements partially offset by an increase in FHLB advances of $52.5 million.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of /For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$635,300	$723,250
Balance outstanding at end of period	194,700	574,850
Average outstanding during the period	451,521	682,076
Average interest rate during the period	0.70%	0.60%
Average interest rate at the end of the period	1.05%	0.65%
Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$982,441	$876,109
Net income	38,989	22,452
Stock-based compensation and warrant expense	1,431	1,038
Treasury stock purchases	—	(13,582)
Exercise of stock options and warrants	21,665	2,093
Other	(15)	(14)
Other comprehensive income	10,736	1,203
Balance at end of period	$1,055,247	$889,299
For the three months ended March 31, 2017 the Company reported net income of $39.0 million, an increase of $16.5 million, compared to a net income of $22.4 million for the three months ended March 31, 2016. The Company’s results of operations for the period ended March 31, 2017 produced an annualized return on average assets of 1.72% and an annualized return on average common stockholders’ equity of 15.58% compared to prior year ratios of 1.19% and 10.28%, respectively.

Stockholders’ equity totaled $1.06 billion as of March 31, 2017, an increase of $72.8 million from $982.4 million as of December 31, 2016, primarily driven by net income of $39.0 million, exercises of stock options and warrants of $21.7 and other comprehensive income of $10.7 million.
Warrants
The following table presents the activity during the three months ended March 31, 2017 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,685,927	$26.48
Granted	—	—
Exercised	(316,383)	27.95
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2017	2,369,544	26.29
Exercisable at March 31, 2017	2,369,544	26.29
Vested at March 31, 2017	2,369,544	26.29
Vested and expected to vest at March 31, 2017	2,369,544	26.29
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
Information presented for March 31, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. Beginning January 1, 2016, Basel III implemented a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital. The capital conservation buffer increases 0.625% annually, beginning January 1, 2016, with the last adjustment occurring in 2019.

The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

			Minimum Capital Requirement		Well Capitalized Requirement
March 31, 2017	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$953,546	10.48%	$363,965	4.0%	$454,957	5.0%
Common equity tier 1 capital ratio	953,546	12.21%	351,487	4.5%	507,704	6.5%
Tier 1 risk-based capital ratio	953,546	12.21%	468,650	6.0%	624,866	8.0%
Total risk-based capital ratio	996,080	12.75%	624,866	8.0%	781,083	10.0%

Bank
Tier 1 leverage ratio	$835,388	9.32%	$358,435	4.0%	$448,044	5.0%
Common equity tier 1 capital ratio	835,388	10.92%	344,112	4.5%	497,051	6.5%
Tier 1 risk-based capital ratio	835,388	10.92%	458,817	6.0%	611,755	8.0%
Total risk-based capital ratio	876,459	11.46%	611,755	8.0%	764,694	10.0%

			Minimum Capital Requirement		Well Capitalized Requirement
December 31, 2016	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$891,584	10.29%	$346,518	4.0%	$433,148	5.0%
Common equity tier 1 capital ratio	891,584	11.93%	336,328	4.5%	485,807	6.5%
Tier 1 risk-based capital ratio	891,584	11.93%	448,437	6.0%	597,916	8.0%
Total risk-based capital ratio	930,821	12.45%	597,916	8.0%	747,395	10.0%

Bank
Tier 1 leverage ratio	$795,207	9.33%	$340,856	4.0%	$426,070	5.0%
Common equity tier 1 capital ratio	795,207	10.87%	329,194	4.5%	475,503	6.5%
Tier 1 risk-based capital ratio	795,207	10.87%	438,926	6.0%	585,234	8.0%
Total risk-based capital ratio	834,679	11.41%	585,234	8.0%	731,543	10.0%
At March 31, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject. At March 31, 2017, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2017 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (the "Order"), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions ("SOP") and that the Bank maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of March 31, 2017 and December 31, 2016, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.

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
The Bank has access to additional borrowings through secured FHLB advances, unsecured borrowing lines from correspondent banks, and repurchase agreements (secured). In addition, the Bank has an established borrowing line at the Federal Reserve Bank. At March 31, 2017, the Company had additional capacity to borrow from the FHLB of $1.65 billion. Also, at March 31, 2017, the Company has unused credit lines with financial institutions of $70.0 million.
We believe the Bank’s cash and liquidity resources generated by operations and deposit growth will be sufficient to satisfy the Bank’s future funding requirements. The Bank’s ongoing liquidity position is monitored by the Asset Liability Committee (“ALCO”) and the Enterprise Risk Committee.
As a holding company, we are a corporation separate and apart from our subsidiary, the Bank, and therefore we provide for our own liquidity. Our main sources of funding include equity capital raised in our offerings of equity securities and dividends paid by the Bank, when applicable, and access to capital markets. We believe these sources will be sufficient to fund our capital needs for the foreseeable future. There are regulatory limitations that affect the ability of the Bank to pay dividends to us. See “Dividend Policy” and “Supervision and Regulation—Regulatory Limits on Dividends and Distributions” in our Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.
On April 27, 2015, Company approved a stock repurchase program (subsequently modified) under which the Company is authorized to acquire up to an aggregate of $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of March 31, 2017, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. Our reserve for unfunded commitments totaled $1.6 million as of March 31, 2017 and December 31, 2016.
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

The following table summarizes commitments as of the dates presented:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to fund loans	$744,922	$724,380
Unused lines of credit	443,429	410,068
Commercial and standby letters of credit	32,432	26,200
Total	$1,220,783	$1,160,648
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.
Non-GAAP Financial Measures
The Company views certain non-recurring items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as core adjustments to net income. Core adjustments for the first quarter of 2017 include $9.1 million of negative tax effect adjustment and a $777 thousand gain on investment securities.
The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Core Net Income
(Unaudited)
	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Net Income	$38,989	$27,896	$26,064	$23,504	$22,452
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	777	800	749	324	(54)
Noninterest expenses
Salaries and employee benefits	56	132	72	1,018	240
Occupancy and equipment	—	43	—	—	103
Other operating expenses	12	66	7	—	7
Taxes
Tax Effect of adjustments	(9,147)	(160)	(10)	17	(146)
Core Net Income	$29,133	$27,177	$25,384	$24,215	$22,710
Core diluted EPS	$0.64	$0.62	$0.59	$0.56	$0.53
Average assets	$9,196,483	$8,764,938	$8,247,690	$7,899,230	$7,554,078
ROA	1.72%	1.26%	1.25%	1.19%	1.19%
Core ROA	1.28%	1.23%	1.22%	1.23%	1.21%

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
The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands, except share and per share data)
Total assets	$9,533,222	$9,090,134	$8,531,152	$8,221,222	$7,836,124
Less:
Goodwill and other intangible assets	85,639	85,895	86,151	86,408	86,705
Tangible assets	$9,447,583	$9,004,239	$8,445,001	$8,134,814	$7,749,419
Total stockholders’ equity	$1,055,247	$982,441	$966,085	$923,172	$889,299
Less:
Goodwill and other intangible assets	85,639	85,895	86,151	86,408	86,705
Tangible stockholders’ equity	$969,608	$896,546	$879,934	$836,764	$802,594
Shares outstanding	42,432,062	41,157,571	40,912,571	40,537,913	40,595,787
Tangible book value per share	$22.85	$21.78	$21.51	$20.64	$19.77
Average assets	$9,196,483	$8,764,938	$8,247,690	$7,899,230	$7,554,078
Average equity	$1,014,839	$974,544	$943,168	$905,728	$876,059
Average goodwill and other intangible assets	$85,766	$86,029	$86,276	$86,564	$86,917
Tangible average equity to tangible average assets	10.2%	10.2%	10.5%	10.5%	10.6%
Tangible common equity ratio	10.3%	10.0%	10.4%	10.3%	10.4%
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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2016 to March 31, 2017. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC.
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
Item 1A.        Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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

FCB Financial Holdings, Inc. (Registrant)

Date:	May 5, 2017	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)