Form 10-Q
period 2017-06-30
FCB FINANCIAL HOLDINGS, INC.
filed 2017-08-04
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of August 1, 2017, the registrant had 43,335,655 shares of Class A Common Stock outstanding.

1

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$62,578	$52,903
Interest-earning deposits in other banks	37,424	30,973
Investment securities:
Available for sale securities, at fair value	2,046,488	1,876,434
Federal Home Loan Bank and other bank stock, at cost	68,372	51,656
Total investment securities	2,114,860	1,928,090
Loans held for sale	24,145	20,220
Loans:
New loans	6,900,380	6,259,406
Acquired loans	351,021	375,488
Allowance for loan losses	(41,334)	(37,897)
Loans, net	7,210,067	6,596,997
Premises and equipment, net	36,111	36,652
Other real estate owned	18,540	19,228
Goodwill	81,204	81,204
Core deposit intangible	4,179	4,691
Deferred tax assets, net	50,612	61,391
Bank-owned life insurance	198,250	198,438
Other assets	63,422	59,347
Total assets	$9,901,392	$9,090,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,135,922	$905,905
Interest-bearing	4,489,554	4,183,972
Total transaction accounts	5,625,476	5,089,877
Time deposits	2,069,714	2,215,794
Total deposits	7,695,190	7,305,671
Borrowings (including FHLB advances of $944,000 and $592,250, respectively)	1,019,494	751,103
Other liabilities	69,430	50,919
Total liabilities	8,784,114	8,107,693
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 45,902,907; 43,663,586 issued and 43,208,418; 40,969,097 outstanding	46	44
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132; 380,606 issued and 0; 197,950 outstanding	—	—
Additional paid-in capital	916,360	875,314
Retained earnings	262,521	188,451
Accumulated other comprehensive income (loss)	15,724	(3,995)
Treasury stock, at cost; 2,694,489; 2,694,489 Class A and 192,132; 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,117,278	982,441
Total liabilities and stockholders’ equity	$9,901,392	$9,090,134
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$71,516	$62,642	$138,105	$123,930
Interest and dividends on investment securities	18,921	14,470	37,482	28,844
Other interest income	136	96	208	162
Total interest income	90,573	77,208	175,795	152,936
Interest expense:
Interest on deposits	15,625	10,340	29,143	19,633
Interest on borrowings	3,061	1,938	5,095	3,931
Total interest expense	18,686	12,278	34,238	23,564
Net interest income	71,887	64,930	141,557	129,372
Provision for loan losses	2,115	1,976	3,758	3,416
Net interest income after provision for loan losses	69,772	62,954	137,799	125,956
Noninterest income:
Service charges and fees	902	842	1,817	1,648
Loan and other fees	3,048	2,248	5,543	4,262
Bank-owned life insurance income	1,414	1,286	2,828	2,571
Income from resolution of acquired assets	320	478	1,082	1,158
Gain (loss) on sales of other real estate owned	(23)	2,102	22	1,992
Gain (loss) on investment securities	255	324	1,032	270
Other noninterest income	2,957	942	6,536	1,755
Total noninterest income	8,873	8,222	18,860	13,656
Noninterest expense:
Salaries and employee benefits	21,486	19,614	41,983	38,259
Occupancy and equipment expenses	3,336	3,034	6,733	6,606
Loan and other real estate related expenses	1,188	2,235	2,415	4,055
Professional services	1,508	1,105	2,860	2,442
Data processing and network	3,090	2,796	6,055	5,659
Regulatory assessments and insurance	2,184	1,840	4,361	3,957
Amortization of intangibles	256	297	512	676
Marketing and promotions	947	1,108	2,293	2,165
Other operating expenses	1,257	1,946	3,124	3,456
Total noninterest expense	35,252	33,975	70,336	67,275
Income before income tax expense	43,393	37,201	86,323	72,337
Income tax expense	8,312	13,697	12,253	26,381
Net income	$35,081	$23,504	$74,070	$45,956
Earnings per share:
Basic	$0.82	$0.58	$1.76	$1.13
Diluted	$0.76	$0.55	$1.62	$1.07
Weighted average shares outstanding:
Basic	42,659,101	40,646,498	42,197,420	40,672,682
Diluted	46,042,552	42,997,811	45,856,494	42,935,862
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$35,081	$23,504	$74,070	$45,956
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(5,781), $(8,360), $(12,500), and $(9,389) respectively	9,331	13,297	20,117	14,938
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $215, $153, $247, and $428, respectively	(348)	(241)	(398)	(679)
Total other comprehensive income (loss)	8,983	13,056	19,719	14,259
Total comprehensive income	$44,064	$36,560	$93,789	$60,215
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2016	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income	—	—	—	—	—	45,956	—	—	45,956
Exchange of B shares to A shares	834,862	(834,862)	1	(1)	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	2,238	—	—	—	2,238
Treasury stock purchases	(617,550)	—	—	—	—	—	(20,264)	—	(20,264)
Stock issued in connection with equity awards and warrants	295,010	—	—	—	4,889	—	—	—	4,889
Other	—	—	—	—	(15)	—	—	—	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	14,259	14,259
Balance as of June 30, 2016	37,638,893	2,899,020	$40	$3	$857,721	$134,491	$(73,899)	$4,816	$923,172
Balance as of January 1, 2017	40,969,097	197,950	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	74,070	—	—	74,070
Exchange of B shares to A shares	197,950	(197,950)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	3,756	—	—	—	3,756
Treasury stock purchases	—	—	—	—	—	—	—	—	—
Stock issued in connection with equity awards and warrants	2,041,371	—	2	—	37,320	—	—	—	37,322
Other	—	—	—	—	(30)	—	—	—	(30)
Other comprehensive income (loss)	—	—	—	—	—	—	—	19,719	19,719
Balance as of June 30, 2017	43,208,418	—	$46	$—	$916,360	$262,521	$(77,373)	$15,724	$1,117,278
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$74,070	$45,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,758	3,416
Amortization of intangible assets	512	676
Depreciation and amortization of premises and equipment	1,766	1,713
Amortization of discount on loans	(363)	(506)
Net amortization (accretion) of premium (discount) on investment securities	972	744
Net amortization (accretion) of premium (discount) on time deposits	—	(37)
Net amortization (accretion) on FHLB advances and other borrowings	(753)	(1,306)
Impairment of other real estate owned	383	886
(Gain) loss on investment securities	(1,032)	(270)
(Gain) loss on sale of loans	(2,026)	(816)
(Gain) loss on sale of other real estate owned	(22)	(1,992)
(Gain) loss on sale of premises and equipment	(1)	44
Deferred tax expense	—	—
Stock-based compensation	3,756	2,238
Increase in cash surrender value of BOLI	(2,828)	(2,571)
Net change in operating assets and liabilities:
Net change in loans held for sale	(2,865)	(2,033)
Net change in other assets	(813)	8,811
Net change in other liabilities	14,513	5,532
Net cash provided by (used in) operating activities	89,027	60,485
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(416,404)	(222,112)
Sales of investment securities available for sale	70,496	174,766
Paydown and maturities of investment securities available for sale	207,148	32,665
Purchase of FHLB and other bank stock	(80,536)	(52,477)
Sales of FHLB and other bank stock	63,820	60,397
Net change in loans	(776,805)	(677,978)
Purchase of loans	—	(192,195)
Proceeds from sale of loans	159,912	57,261
Proceeds from sale of other real estate owned	1,721	21,778
Purchase of premises and equipment	(1,238)	(2,744)
Proceeds from the sale of premises and equipment	14	2
Proceeds from life insurance	3,016	—
Net cash provided by (used in) investing activities	(768,856)	(800,637)
Cash Flows From Financing Activities:
Net change in deposits	389,519	1,037,065
Net change in FHLB advances	351,750	(215,250)
Net change in repurchase agreements	(82,606)	(9,868)
Repurchase of stock	—	(20,264)
Exercise of stock options	37,322	4,889
Other financing costs	(30)	(15)
Net cash provided by (used in) financing activities	695,955	796,557
Net Change in Cash and Cash Equivalents	16,126	56,405
Cash and Cash Equivalents at Beginning of Period	83,876	102,460
Cash and Cash Equivalents at End of Period	$100,002	$158,865

Supplemental Disclosures of Cash Flow Information:
Interest paid	$34,044	$23,057
Income taxes paid	525	28,642
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$1,394	$10,622
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
Nature of Operations
The Company is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 46 banking centers located in Florida at June 30, 2017.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement. In addition, this ASU simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. The Company recognized approximately $6.7 million and $15.9 million for the three and six months ended June 30, 2017, respectively, of tax benefit in the consolidated statements of income during as a result of the adoption of this guidance that previously would have been recorded in additional paid in capital. The requirement to recognize excess tax benefits and tax deficiencies in the income statement was applied prospectively. This ASU became effective for the first quarter ended March 31, 2017.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. Under ASU No. 2014-09, revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the guidance, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when the entity satisfies a performance obligation. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of ASU No. 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Because this guidance does not apply to revenue associated with financial instruments, including loans or securities, the new guidance is not expected to have a material impact on the components of income most closely associated with financial instruments, including securities gains/losses and interest income. The Company is currently evaluating this guidance to determine the impact on components of noninterest income. Although management has not completed its evaluation of the impact of adoption of this ASU on noninterest income, management does not expect the amount or timing of the recognition of such revenue to be materially impacted and does not expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company does not plan to early adopt this guidance and has not yet identified which transition method will be applied upon adoption.

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
In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." This ASU shortens the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarity when applying the guidance in Topic 718, specifically relating to a modification of a share-based payment award. Entities should treat changes as modifications unless the fair value, vesting conditions, and classification of the modified awards are unchanged from the conditions immediately before the change. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
June 30, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$14,470	$70	$196	$14,344
U.S. Government agencies and sponsored enterprises mortgage-backed securities	587,676	3,296	5,632	585,340
State and municipal obligations	27,693	134	767	27,060
Asset-backed securities	624,245	3,228	111	627,362
Corporate bonds and other debt securities	623,692	22,990	2,368	644,314
Preferred stock and other equity securities	143,244	5,061	237	148,068
Total available for sale	$2,021,020	$34,779	$9,311	$2,046,488

	Amortized Cost	Unrealized		Fair Value
December 31, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,512	$76	$274	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	566,377	1,760	9,691	558,446
State and municipal obligations	28,109	148	578	27,679
Asset-backed securities	574,521	3,852	550	577,823
Corporate bonds and other debt securities	560,191	4,490	5,387	559,294
Preferred stock and other equity securities	137,228	814	1,164	136,878
Total available for sale	$1,882,938	$11,140	$17,644	$1,876,434
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Atlanta ("FRB"). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $743.3 million and $594.0 million at June 30, 2017 and December 31, 2016, respectively.
The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

June 30, 2017	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	221,802	225,410
Due after five years through ten years	101,885	101,952
Due after ten years	327,698	344,012
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	1,226,391	1,227,046
Preferred stock and other equity securities	143,244	148,068
Total available for sale	$2,021,020	$2,046,488

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$9,959	$196	$—	$—	$9,959	$196
U.S. Government agencies and sponsored enterprises mortgage-backed securities	299,960	5,247	10,195	385	310,155	5,632
State and municipal obligations	24,883	767	—	—	24,883	767
Asset-backed securities	60,493	111	—	—	60,493	111
Corporate bonds and other debt securities	94,178	1,445	28,705	923	122,883	2,368
Preferred stock and other equity securities	40,909	237	—	—	40,909	237
Total available for sale	$530,382	$8,003	$38,900	$1,308	$569,282	$9,311

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$11,577	$274	$—	$—	$11,577	$274
U.S. Government agencies and sponsored enterprises mortgage-backed securities	372,145	9,261	11,781	430	383,926	9,691
State and municipal obligations	25,490	578	—	—	25,490	578
Asset-backed securities	11,309	21	34,855	529	46,164	550
Corporate bonds and other debt securities	179,925	3,042	77,934	2,345	257,859	5,387
Preferred stock and other equity securities	49,996	1,144	5,123	20	55,119	1,164
Total available for sale	$650,442	$14,320	$129,693	$3,324	$780,135	$17,644

At June 30, 2017, the Company’s security portfolio consisted of 372 securities, of which 121 securities were in an unrealized loss position. A total of 99 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at June 30, 2017. The following describes the basis under which the Company has evaluated OTTI:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross realized gains	$369	$321	$694	$1,209
Gross realized losses	(1,206)	(54)	(1,206)	(996)
Net realized gains (losses)	$(837)	$267	$(512)	$213
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
The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

June 30, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$120,781	$38,043	$1,811,977	$1,970,801
Owner-occupied commercial real estate	—	18,266	856,050	874,316
1-4 single family residential	28,792	62,485	2,133,883	2,225,160
Construction, land and development	15,060	5,890	706,866	727,816
Home equity loans and lines of credit	—	40,809	47,686	88,495
Total real estate loans	$164,633	$165,493	$5,556,462	$5,886,588
Other loans:
Commercial and industrial	$13,612	$5,499	$1,339,591	$1,358,702
Consumer	1,478	306	4,327	6,111
Total other loans	15,090	5,805	1,343,918	1,364,813
Total loans held in portfolio	$179,723	$171,298	$6,900,380	$7,251,401
Allowance for loan losses				(41,334)
Loans held in portfolio, net				$7,210,067

December 31, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$130,628	$38,786	$1,438,427	$1,607,841
Owner-occupied commercial real estate	—	18,477	769,814	788,291
1-4 single family residential	31,476	66,854	2,012,856	2,111,186
Construction, land and development	17,657	6,338	651,253	675,248
Home equity loans and lines of credit	—	42,295	49,819	92,114
Total real estate loans	$179,761	$172,750	$4,922,169	$5,274,680
Other loans:
Commercial and industrial	$15,147	$5,815	$1,332,869	$1,353,831
Consumer	1,681	334	4,368	6,383
Total other loans	16,828	6,149	1,337,237	1,360,214
Total loans held in portfolio	$196,589	$178,899	$6,259,406	$6,634,894
Allowance for loan losses				(37,897)
Loans held in portfolio, net				$6,596,997

(1)	Balance includes $(71) thousand and $3.2 million of net deferred fees, costs, and premium and discount as of June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017 and December 31, 2016, the unpaid principal balance of ASC 310-30 loans were $209.1 million and $231.5 million, respectively. At June 30, 2017 and December 31, 2016, the Company had pledged loans as collateral for FHLB advances of $3.25 billion and $3.20 billion, respectively. The recorded investments of consumer mortgage loans secured by 1-4 family residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2017 totaled $3.0 million. The Company held $316.9 million and $433.0 million of syndicated national loans as of June 30, 2017 and December 31, 2016.
No loans were purchased during the three and six months ended June 30, 2017 or the three months ended June 30, 2016. The Company purchased approximately $189.2 million of loans from third parties during the six months ended June 30, 2016.
During the three and six months ended June 30, 2017, the Company sold approximately $55.1 million and $192.5 million, respectively, in loans to third parties. During the three and six months ended June 30, 2016, the Company sold approximately $25.6 million and $61.8 million, respectively, in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $(9.6) million and $(19.7) million between non-accretable and accretable discount during the six months ended June 30, 2017 and 2016, respectively.
Changes in accretable discount for ASC 310-30 loans for the six months ended June 30, 2017 and 2016, were as follows:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Balance at January 1,	$60,990	$144,152
Accretion	(2,853)	(29,374)
Reclassifications from (to) non-accretable difference	(9,647)	(19,706)
Balance at June 30,	$48,490	$95,072

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
The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431
Provision (credit) for ASC 310-30 loans	770	—	29	(77)	—	(1,127)	(2)	(407)
Provision (credit) for non-ASC 310-30 loans	(13)	4	59	(6)	175	(4)	—	215
Provision (credit) for New loans	1,443	571	843	(79)	(17)	(461)	7	2,307
Total provision	2,200	575	931	(162)	158	(1,592)	5	2,115
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(15)	—	(102)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	—	—	—	(60)
Charge-offs for New loans	—	—	—	—	—	(50)	—	(50)
Total charge-offs	(9)	—	(95)	(43)	—	(65)	—	(212)
Recoveries for ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	—	—	—	—	—	—
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995
Provision (credit) for ASC 310-30 loans	5	—	—	1	—	(20)	(16)	(30)
Provision (credit) for non-ASC 310-30 loans	(98)	(64)	(26)	1	(6)	(2)	—	(195)
Provision (credit) for New loans	736	35	125	287	122	908	(12)	2,201
Total provision	643	(29)	99	289	116	886	(28)	1,976
Charge-offs for ASC 310-30 loans	(352)	—	—	(3)	—	(1)	(2)	(358)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	—	—	(3)	—	(1)	(2)	(358)
Recoveries for ASC 310-30 loans	—	—	31	62	—	—	—	93
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	31	62	—	—	—	93
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(582)	—	31	(11)	—	(80)	(84)	(726)
Provision (credit) for non-ASC 310-30 loans	(45)	4	1	(9)	215	(10)	(29)	127
Provision (credit) for New loans	2,785	685	1,433	99	28	(680)	7	4,357
Total provision	2,158	689	1,465	79	243	(770)	(106)	3,758
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	(7)	—	—	(67)
Charge-offs for New loans	(131)	—	—	—	—	(150)	—	(281)
Total charge-offs	(140)	—	(95)	(43)	(7)	(179)	—	(464)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(193)	—	1	(9)	—	(22)	(20)	(243)
Provision (credit) for non-ASC 310-30 loans	(953)	(122)	(50)	1	17	(5)	6	(1,106)
Provision (credit) for New loans	1,228	132	1,032	338	150	1,892	(7)	4,765
Total provision	82	10	983	330	167	1,865	(21)	3,416
Charge-offs for ASC 310-30 loans	(352)	—	—	(33)	—	(76)	(2)	(463)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	—	(33)	(35)	(76)	(8)	(505)
Recoveries for ASC 310-30 loans	761	—	31	62	—	11	—	865
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,565	—	31	62	—	11	—	1,669
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
June 30, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	1,091	—	1,433	2,524
Construction, land and development	—	16,200	—	—	16,200
Home equity loans and lines of credit	—	—	—	200	200
Total real estate loans	—	17,291	—	1,633	18,924
Other loans:
Commercial and industrial	2,342	—	—	—	2,342
Consumer	—	—	—	—	—
Total other loans	2,342	—	—	—	2,342
Total new loans	$2,342	$17,291	$—	$1,633	$21,266
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,258	$4,258
Owner-occupied commercial real estate	506	—	—	403	909
1-4 single family residential	—	244	—	2,370	2,614
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	1,456	71	—	2,295	3,822
Total real estate loans	1,962	315	—	9,326	11,603
Other loans:
Commercial and industrial	—	122	—	325	447
Consumer	—	—	—	—	—
Total other loans	—	122	—	325	447
Total acquired loans	$1,962	$437	$—	$9,651	$12,050

	Accruing
December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$581	$581
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	1,593	—	—	1,821	3,414
Construction, land and development	449	—	—	—	449
Home equity loans and lines of credit	255	—	—	243	498
Total real estate loans	$2,297	$—	$—	$2,645	$4,942
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$2,297	$—	$—	$2,645	$4,942
Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,720	$4,720
Owner-occupied commercial real estate	93	—	—	2,502	2,595
1-4 single family residential	207	—	—	2,728	2,935
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	520	42	—	2,557	3,119
Total real estate loans	$820	$42	$—	$12,507	$13,369
Other loans:
Commercial and industrial	$—	$128	$—	$325	$453
Consumer	—	—	—	—	—
Total other loans	—	128	—	325	453
Total acquired loans	$820	$170	$—	$12,832	$13,822
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

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

June 30, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,809,790	$—	$2,187	$—
Owner-occupied commercial real estate	856,050	—	—	—
Construction, land and development	706,866	—	—	—
Commercial and industrial	1,339,591	—	—	—
Total new loans	$4,712,297	$—	$2,187	$—
Acquired loans:
Commercial real estate	$33,431	$—	$4,343	$269
Owner-occupied commercial real estate	18,174	—	92	—
Construction, land and development	5,890	—	—	—
Commercial and industrial	4,824	—	675	—
Total acquired loans	$62,319	$—	$5,110	$269

December 31, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,435,633	$—	$2,794	$—
Owner-occupied commercial real estate	769,640	174	—	—
Construction, land and development	651,253	—	—	—
Commercial and industrial	1,332,869	—	—	—
Total new loans	$4,189,395	$174	$2,794	$—
Acquired loans:
Commercial real estate	$33,705	$—	$5,081	$—
Owner-occupied commercial real estate	18,388	—	89	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	5,134	—	681	—
Total acquired loans	$63,565	$—	$5,851	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
June 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$1,811,977	$—	$—	$10,146	$—
Owner-occupied commercial real estate	—	856,050	—	—	3,221	—
1-4 single family residential	1,096	2,132,787	—	—	8,482	—
Construction, land and development	—	706,866	—	—	4,490	—
Home equity loans and lines of credit	129	47,557	—	66	367	—
Total real estate loans	$1,225	$5,555,237	$—	$66	$26,706	$—
Other loans:
Commercial and industrial	$—	$1,339,591	$—	$—	$10,762	$—
Consumer	—	4,327	—	—	85	—
Total other loans	$—	$1,343,918	$—	$—	$10,847	$—
Acquired loans:
Real estate loans:
Commercial real estate	$4,258	$33,785	$120,781	$150	$181	$1,678
Owner-occupied commercial real estate	—	18,266	—	—	65	—
1-4 single family residential	768	61,717	28,792	25	217	25
Construction, land and development	—	5,890	15,060	—	38	185
Home equity loans and lines of credit	1,025	39,784	—	207	244	—
Total real estate loans	$6,051	$159,442	$164,633	$382	$745	$1,888
Other loans:
Commercial and industrial	$325	$5,174	$13,612	$325	$41	$168
Consumer	—	306	1,478	—	6	160
Total other loans	$325	$5,480	$15,090	$325	$47	$328

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$1,437,846	$—	$221	$7,271	$—
Owner-occupied commercial real estate	—	769,814	—	—	2,536	—
1-4 single family residential	524	2,012,332	—	—	7,049	—
Construction, land and development	—	651,253	—	—	4,391	—
Home equity loans and lines of credit	66	49,753	—	66	339	—
Total real estate loans	$1,171	$4,920,998	$—	$287	$21,586	$—
Other loans:
Commercial and industrial	$—	$1,332,869	$—	$—	$11,592	$—
Consumer	—	4,368	—	—	78	—
Total other loans	$—	$1,337,237	$—	$—	$11,670	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$4,720	$34,066	$130,628	$175	$201	$2,255
Owner-occupied commercial real estate	—	18,477	—	—	61	—
1-4 single family residential	1,612	65,242	31,476	88	213	29
Construction, land and development	—	6,338	17,657	—	47	239
Home equity loans and lines of credit	1,050	41,245	—	—	243	—
Total real estate loans	$7,382	$165,368	$179,761	$263	$765	$2,523
Other loans:
Commercial and industrial	$325	$5,490	$15,147	$325	$51	$277
Consumer	—	334	1,681	—	6	144
Total other loans	$325	$5,824	$16,828	$325	$57	$421

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,096	1,096
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$1,159	$1,159
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$605	$625	$150	$3,653	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	502	512	25	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	405	500	207	620	915
Total real estate loans	$1,512	$1,637	$382	$4,540	$6,173
Other loans:
Commercial and industrial	$325	$325	$325	$—	$—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$581	$221	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$647	$647	$287	$524	$524
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$630	$650	$175	$4,090	$5,397
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	565	512	88	1,047	1,047
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,050	1,415
Total real estate loans	$1,195	$1,162	$263	$6,187	$7,859
Other loans:
Commercial and industrial	$325	$325	$325	$—	$—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

The following table presents the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,679	$—	$465	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,363	—	267	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	686	—	907	—
Total real estate loans	$5,728	$—	$1,639	$—
Other loans:
Commercial and industrial	$—	$—	$877	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$877	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$624	$—	$4,480	$—
Owner-occupied commercial real estate	—	—	2,156	—
1-4 single family residential	506	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	471	—	38	—
Total real estate loans	$1,601	$—	$6,674	$—
Other loans:
Commercial and industrial	$325	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$325	$—	$—	$—

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,701	$—	$465	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,078	—	266	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	860	—	909	—
Total real estate loans	$5,639	$—	$1,640	$—
Other loans:
Commercial and industrial	$—	$—	$877	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$877	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$627	$—	$4,502	$—
Owner-occupied commercial real estate	—	—	2,186	—
1-4 single family residential	515	—	—	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	270	—	20	—
Total real estate loans	$1,412	$—	$6,708	$—
Other loans:
Commercial and industrial	$350	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$350	$—	$—	$—

NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Goodwill	$81,204	$81,204

Core deposit intangible	14,370	14,370
Less: Accumulated amortization	(10,191)	(9,679)
Net core deposit intangible	$4,179	$4,691
Amortization expense for core deposit intangibles for the six months ended June 30, 2017 and 2016 totaled $512 thousand and $676 thousand, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized for the remainder of 2017 through 2021 is as follows:

	Remainder of 2017	2018	2019	2020	2021
	(Dollars in thousands)
Core deposit intangible	$512	$1,023	$1,023	$491	$360

NOTE 6. DERIVATIVES
The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives are interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $1.9 million and $1.2 million of customer swap fees in noninterest income in the accompanying consolidated statement of income for the three months ended June 30, 2017 and 2016, respectively, and $3.3 million and $2.5 million of customer swap fees in noninterest income in the accompanying consolidated statement of income for the six months ended June 30, 2017 and 2016, respectively.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the consolidated statements of income for the three and six months ended June 30, 2017 or 2016.
No derivative positions held by the Company as of June 30, 2017 were designated as hedging instruments under ASC 815-10.
The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

June 30, 2017	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$829,015	$18,044	$160,281	$2,355
Interest rate contracts - pay fixed, receive floating	160,281	—	829,015	15,689
Total derivatives	$989,296	$18,044	$989,296	$18,044

December 31, 2016	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts - pay floating, receive fixed	$708,426	$15,268	$182,848	$2,908
Interest rate contracts - pay fixed, receive floating	182,848	—	708,426	12,360
Total derivatives	$891,274	$15,268	$891,274	$15,268
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

June 30, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$18,044	$(2,355)	$15,689

December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$15,268	$(2,908)	$12,360
At June 30, 2017, the Company has pledged investment securities available for sale with a carrying amount of $22.8 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of June 30, 2017 and December 31, 2016, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 7. DEPOSITS
The following table sets forth the Company’s deposits by category:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,135,922	$905,905
Interest-bearing demand deposits	1,117,280	1,004,452
Interest-bearing NOW accounts	401,845	398,823
Savings and money market accounts	2,970,429	2,780,697
Time deposits	2,069,714	2,215,794
Total deposits	$7,695,190	$7,305,671
Time deposits $100,000 and greater	$1,602,977	$1,675,162
Time deposits greater than $250,000	843,452	843,683
The aggregate amount of overdraft demand deposits reclassified to loans was $504 thousand at June 30, 2017. The aggregate amount of maturities for time deposits for each of the five years as of June 30, 2017 totaled $1.33 billion, $693.2 million, $24.2 million, $16.5 million and $3.6 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $567.4 million and $693.9 million at June 30, 2017 and December 31, 2016, respectively. The Company holds brokered certificates of deposit of $778 thousand and $1.2 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$10,919	$(4,178)	$6,741	$(13,414)	$5,174	$(8,240)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	15,112	(5,781)	9,331	21,657	(8,360)	13,297
Amounts reclassified to (gain) loss on investment securities	(563)	215	(348)	(394)	153	(241)
Balance at end of period	$25,468	$(9,744)	$15,724	$7,849	$(3,033)	$4,816

	Six Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(6,504)	$2,509	$(3,995)	$(15,371)	$5,928	$(9,443)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	32,617	(12,500)	20,117	24,327	(9,389)	14,938
Amounts reclassified to (gain) loss on investment securities	(645)	247	(398)	(1,107)	428	(679)
Balance at end of period	$25,468	$(9,744)	$15,724	$7,849	$(3,033)	$4,816

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$35,081	$23,504	$74,070	$45,956
Weighted average number of common shares - basic	42,659,101	40,646,498	42,197,420	40,672,682
Effect of dilutive securities:
Employee stock-based compensation awards	3,383,451	2,351,313	3,659,074	2,263,180
Weighted average number of common shares - diluted	46,042,552	42,997,811	45,856,494	42,935,862
Basic earnings per share	$0.82	$0.58	$1.76	$1.13
Diluted earnings per share	$0.76	$0.55	$1.62	$1.07
Weighted average number of anti-dilutive equity awards	20,000	13,774	14,973	70,797
NOTE 10. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended June 30, 2017 and 2016 were 19.2% and 36.8%, respectively. The decrease in the effective tax rate for the second quarter of 2017 was due to the adoption of ASU No. 2016-09 relating to the treatment of excess tax benefits recognized at settlement for share-based payments which resulted in recording a $6.7 million tax benefit in the consolidated statement of income for the quarter ended June 30, 2017 that previously would have been recorded in additional paid in capital. This was partially offset by higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
The effective tax rates for the six months ended June 30, 2017 and 2016 were 14.2% and 36.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2017 was due to the adoption of ASU No. 2016-09 relating to the treatment of excess tax benefits recognized at settlement for share-based payments which resulted in recording a $15.9 million tax benefit in the consolidated statement of income that previously would have been recorded in additional paid in capital. This was partially offset by higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3,107,235	$20.62
Granted	—	—
Exercised	(1,396,193)	20.48
Forfeited	(11,411)	22.73
Expired	(1,169)	22.97
Outstanding at June 30, 2017	1,698,462	$20.72
Exercisable at June 30, 2017	1,590,698	$20.58
Vested at June 30, 2017	1,590,698	$20.58
Vested and expected to vest at June 30, 2017	1,698,462	$20.72
The total unrecognized compensation cost of $225 thousand related to the 2009 Stock Option Plan for share awards outstanding at June 30, 2017 will be recognized over a weighted average remaining period of 0.27 years.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,164,258	$20.63
Granted	—	—
Exercised	(432,048)	20.17
Forfeited	(2,501)	27.23
Expired	—	—
Outstanding at June 30, 2017	1,729,709	$20.73
Exercisable at June 30, 2017	1,702,037	$20.62
Vested at June 30, 2017	1,702,037	$20.62
Vested and expected to vest at June 30, 2017	1,729,709	$20.73
The total unrecognized compensation cost of $185 thousand related to the 2013 Stock Incentive Plan for share awards outstanding at June 30, 2017 will be recognized over a weighted average remaining period of 0.75 years.

2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	827,500	$36.11
Granted	20,000	47.33
Exercised	—	—
Forfeited	(20,000)	36.11
Expired	—	—
Outstanding at June 30, 2017	827,500	$36.38
Exercisable at June 30, 2017	—	$—
Vested at June 30, 2017	—	$—
Vested and expected to vest at June 30, 2017	827,500	$36.38
The total unrecognized compensation cost of $5.9 million related to the 2016 Stock Incentive Plan for share awards outstanding at June 30, 2017 will be recognized over a weighted average remaining period of 4.13 years.
2016 Incentive Plan - Restricted Stock Awards
On March 28, 2017, the Compensation Committee granted 83,593 restricted shares (the "Award") of Class A Common Stock to certain Executives. The fair value of the Awards on the grant date was $4.0 million and will be recognized as compensation expense over the requisite vesting period ending December 31, 2019. The Company recognized $776 thousand of compensation expense during the six months ended June 30, 2017.
2016 Incentive Plan - Restricted Stock Unit Awards
On February 7, 2017, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2017 in the form of restricted stock units (the "Directors' RSU Award"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 24,800 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs vested on each of March 30, 2017 and June 30, 2017, and an additional twenty-five percent (25%) will vest on each of September 30, 2017, and December 31, 2017 provided the participant remains in a continuous service relationship with the Company through such applicable date. Compensation expense will be recognized on a straight-line basis over the requisite vesting period ending December 31, 2017. The Company recognized $560 thousand of compensation expense during the six months ended June 30, 2017.
On March 28, 2017, the Compensation Committee granted a target of 73,144 and a maximum of 91,430 restricted stock units (the "RSU Award") of Class A Common Stock to a certain Executive. The total target grant date fair value of the RSU Award was $3.5 million, up to a maximum of $4.4 million, and will be recognized on a straight-line basis as compensation expense over the requisite vesting period ending December 31, 2019. The Company recognized $330 thousand of compensation expense during the six months ended June 30, 2017.
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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $901 thousand as of June 30, 2017 and $1.6 million as of December 31, 2016.
Fees collected on off balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to fund loans	$745,499	$724,380
Unused lines of credit	468,433	410,068
Commercial and standby letters of credit	34,082	26,200
Total	$1,248,014	$1,160,648
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
For the three and six months ended June 30, 2017 or 2016, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of June 30, 2017, there were no interest rate derivatives classified as Level 3.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

June 30, 2017	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$14,344	$—	$14,344
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	585,340	—	585,340
State and municipal obligations	—	27,060	—	27,060
Asset-backed securities	—	627,362	—	627,362
Corporate bonds and other debt securities	59,476	584,838	—	644,314
Preferred stocks and other equity securities	12,988	135,080	—	148,068
Derivative assets - Interest rate contracts	—	18,044	—	18,044
Total	$72,464	$1,992,068	$—	$2,064,532
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$18,044	$—	$18,044
Total	$—	$18,044	$—	$18,044

December 31, 2016	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$16,314	$—	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	558,446	—	558,446
State and municipal obligations	—	27,679	—	27,679
Asset-backed securities	—	577,823	—	577,823
Corporate bonds and other debt securities	53,517	505,777	—	559,294
Preferred stocks and other equity securities	6,908	129,970	—	136,878
Derivative assets - Interest rate contracts	—	15,268	—	15,268
Total	$60,425	$1,831,277	$—	$1,891,702
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$15,268	$—	$15,268
Total	$—	$15,268	$—	$15,268
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no transfers of financial assets between levels of the fair value hierarchy during the three and six months ended June 30, 2017.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three or six months ended June 30, 2017, there was not a change in the methods or significant assumptions used to estimate fair value.
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

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	June 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$7,601	$8,878	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (10.2%)
Other real estate owned	18,540	19,228	Third party appraisals	Collateral discounts and estimated cost to sell	10%

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$207	$66	$207	$66
Other real estate owned	199	805	383	895
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
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$100,002	$100,002	$100,002	$—	$—
Available for sale securities	2,046,488	2,046,488	72,464	1,974,024	—
FHLB and other bank stock	68,372	68,372	—	68,372	—
Loans, net	7,210,067	7,181,260	—	—	7,181,260
Loans held for sale	24,145	24,145	—	24,145	—
Bank-owned life insurance	198,250	198,250	—	198,250	—
Derivative assets - Interest rate contracts	18,044	18,044	—	18,044	—

Financial Liabilities:
Deposits	$7,695,190	$7,690,472	$—	$7,690,472	$—
Advances from the FHLB and other borrowings	1,019,494	1,017,383	—	1,017,383	—
Derivative liabilities - Interest rate contracts	18,044	18,044	—	18,044	—

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$83,876	$83,876	$83,876	$—	$—
Available for sale securities	1,876,434	1,876,434	60,425	1,816,009	—
FHLB and other bank stock	51,656	51,656	—	51,656	—
Loans, net	6,596,997	6,556,914	—	—	6,556,914
Loans held for sale	20,220	20,220	—	20,220	—
Bank-owned life insurance	198,438	198,438	—	198,438	—
Derivative assets - Interest rate contracts	15,268	15,268	—	15,268	—

Financial Liabilities:
Deposits	$7,305,671	$7,306,148	$—	$7,306,148	$—
Advances from the FHLB and other borrowings	751,103	745,855	—	745,855	—
Derivative liabilities - Interest rate contracts	15,268	15,268	—	15,268	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2017 and December 31, 2016, include cash and cash equivalents.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2017 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2016 with the SEC.
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
Performance Highlights
Operating and financial highlights for the three months ended June 30, 2017 include the following:

•	Net revenue of $80.8 million; $83.0 million on a fully tax equivalent basis

•	Reported and Adjusted EPS of $0.76 and $0.71 per share, respectively, on a fully diluted basis

•	New loan portfolio grew sequentially at an annualized rate of 25% when excluding the impact of reducing the Syndicated loan portfolio and mortgage sales

•	New loan fundings of $536.1 million during the quarter and reduction of Syndicated loan portfolio of $24.9 million

•	Demand deposits grew by $125.9 million, or 24% annualized, during the quarter

•	Reported and Adjusted efficiency ratio of 43.3% and 42.0%, respectively

•	Reported and Adjusted ROA of 147 and 136 basis points, respectively

•	Tangible book value per share was $23.88

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.
Analysis of Results of Operations
The Company reported net income available to common stockholders of $35.1 million, which generated diluted EPS of $0.76 in the second quarter of 2017. Net income available to common stockholders totaled $23.5 million for the second quarter of 2016, which generated diluted EPS of $0.55. The increase in net income was primarily driven by an increase in taxable income of $6.2 million combined with a decrease in income tax expense of $5.4 million. The Company’s results of operations for the second quarter of 2017 produced an annualized return on average assets of 1.47% and an annualized return on average common stockholders’ equity of 12.95% compared to prior year ratios of 1.19% and 10.41%, respectively.
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

	Three Months Ended June 30,
	2017			2016
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$51,078	$136	1.07%	$92,582	$96	0.42%
New loans	6,695,380	64,575	3.82%	5,235,352	46,074	3.48%
Acquired loans (4)(5)	355,721	6,941	7.80%	508,657	16,568	13.03%
Investment securities	2,025,060	18,921	3.70%	1,592,399	14,470	3.59%
Total interest-earning assets	9,127,239	90,573	3.93%	7,428,990	77,208	4.12%
Non-earning assets:
Noninterest-earning assets	475,115			470,240
Total assets	$9,602,354			$7,899,230
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,073,823	$2,289	0.85%	$671,023	$843	0.50%
Interest-bearing NOW accounts	419,774	637	0.61%	452,759	434	0.38%
Savings and money market accounts	3,071,859	6,857	0.90%	2,222,786	3,418	0.62%
Time deposits (6)	2,007,097	5,842	1.17%	1,973,438	5,645	1.15%
FHLB advances and other borrowings (6)	825,154	3,061	1.47%	891,580	1,938	0.86%
Total interest-bearing liabilities	7,397,707	18,686	1.01%	6,211,586	12,278	0.79%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,070,311			716,806
Other liabilities	47,782			65,110
Stockholders’ equity	1,086,554			905,728
Total liabilities and stockholders’ equity	$9,602,354			$7,899,230
Net interest income		$71,887			$64,930
Net interest spread			2.92%			3.33%
Net interest margin			3.16%			3.51%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.

	Six Months Ended June 30,
	2017			2016
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate(3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$42,581	$208	0.99%	$89,646	$162	0.36%
New loans	6,519,909	123,266	3.76%	5,046,080	88,786	3.48%
Acquired loans (4)(5)	361,978	14,839	8.20%	532,790	35,144	13.19%
Investment securities	2,005,679	37,482	3.72%	1,584,508	28,844	3.60%
Total interest-earning assets	8,930,147	175,795	3.92%	7,253,024	152,936	4.18%
Non-earning assets:
Noninterest-earning assets	470,392			473,630
Total assets	$9,400,539			$7,726,654
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,043,672	$4,000	0.77%	$653,261	$1,627	0.50%
Interest-bearing NOW accounts	412,171	1,111	0.54%	421,958	806	0.38%
Savings and money market accounts	2,932,682	11,973	0.82%	2,131,992	6,261	0.59%
Time deposits (6)	2,078,413	12,059	1.17%	1,937,274	10,939	1.13%
FHLB advances and other borrowings (6)	834,489	5,095	1.21%	949,410	3,931	0.82%
Total interest-bearing liabilities	7,301,427	34,238	0.94%	6,093,895	23,564	0.77%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,008,247			681,624
Other liabilities	39,970			60,241
Stockholders’ equity	1,050,895			890,894
Total liabilities and stockholders’ equity	$9,400,539			$7,726,654
Net interest income		$141,557			$129,372
Net interest spread			2.98%			3.41%
Net interest margin			3.20%			3.58%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.

Second Quarter 2017 compared to Second Quarter 2016
Net interest income was $71.9 million for the second quarter of 2017, an increase of $7.0 million compared to $65.0 million for the same period in 2016. The increase in net interest income reflects a $13.4 million increase in interest income partially offset by a $6.4 million increase in interest expense. For the three months ended June 30, 2017, average earning assets increased by $1.70 billion, or 22.9%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.19 billion, or 19.1%, compared to the three months ended June 30, 2016. The increase in interest income for the second quarter of 2017 was due to a $18.5 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.46 billion and the average interest rate on New loans increased 34 basis points. Interest income on acquired loans decreased $9.6 million for the three months ended June 30, 2017 compared to the second quarter of 2016, primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the second quarter of 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The second quarter of 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield. Interest income on investment securities increased $4.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $432.7 million, or 27.2%, increase in the average balance combined with a 11 basis point increase in the yield.
Interest expense on deposits increased $5.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $1.25 billion, or 23.5%, increase in the average balance of interest-bearing deposits combined with a 13 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $3.4 million due to a $849.1 million increase in the average balance combined with an increase in rate of 28 basis points. The average rate paid on savings and money market accounts was 0.90% and 0.62% for the three months ended June 30, 2017 and 2016, respectively.
The net interest margin for the three months ended June 30, 2017 was 3.16%, a decrease of 35 basis points compared to 3.51% for the three months ended June 30, 2016. The average yield on interest-earning assets decreased by 19 basis points for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, combined with the increase in the average rate paid on interest-bearing liabilities of 22 basis points. The decrease in the average yield on interest-earning assets was primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the second quarter of 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The second quarter of 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield.
Six Months of 2017 compared to Six Months of 2016
Net interest income was $141.6 million for the six months ended June 30, 2017, an increase of $12.2 million compared to $129.4 million for the same period in 2016. The increase in net interest income reflects a $22.9 million increase in interest income partially offset by a $10.7 million increase in interest expense. For the six months ended June 30, 2017, average earning assets increased by $1.68 billion, or 23.1%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.21 billion, or 19.8%, compared to the six months ended June 30, 2016. The increase in interest income for the six months ended June 30, 2017 was due to a $34.5 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.47 billion and the average interest rate on New loans increased 28 basis points. Interest income on acquired loans decreased $20.3 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the six months ended June 30, 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The six months ended June 30, 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield. Interest income on investment securities increased $8.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $421.2 million, or 26.6%, increase in the average balance combined with a 12 basis point increase in the yield.
Interest expense on deposits increased $9.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $1.32 billion, or 25.7%, increase in the average balance of interest-bearing deposits combined with a 10 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $5.7 million due to a $800.7 million increase in the average balance combined with an increase in rate of 23 basis points. The average rate paid on savings and money market accounts was 0.82% and 0.59% for the six months ended June 30, 2017 and 2016, respectively.

The net interest margin for the six months ended June 30, 2017 was 3.20%, a decrease of 38 basis points compared to 3.58% for the six months ended June 30, 2016. The average yield on interest-earning assets decreased by 26 basis points for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, combined with the increase in the average rate paid on interest-bearing liabilities of 17 basis points. The decrease in the average yield on interest-earning assets was primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the six months ended June 30, 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The six months ended June 30, 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield.
Provision for Loan Losses
Second Quarter 2017 compared to Second Quarter 2016
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $2.1 million for the three months ended June 30, 2017, an increase of $139 thousand compared to the $2.0 million provision recorded for the three months ended June 30, 2016. Provision for loan loss expense for the three months ended June 30, 2017 included a $2.3 million provision related to New loans and a $192 thousand release of provision for the acquired loan portfolio.
Net charge-offs were $212 thousand for the second quarter of 2017 as compared to $265 thousand for the same period of 2016. Net charge-offs were 0.01% of average loans on an annualized basis for the second quarter of 2017 compared to 0.02% of average loans for the same period of 2016.
Six Months of 2017 compared to Six Months of 2016
The provision for loan losses was $3.8 million for the six months ended June 30, 2017, an increase of $342 thousand compared to the $3.4 million provision recorded for the six months ended June 30, 2016. Provision for loan loss expense for the six months ended June 30, 2017 included a $4.4 million provision related to New loans and a $599 thousand release of provision for the acquired loan portfolio.
Net charge-offs were $321 thousand for the six months ended June 30, 2017 as compared to net recoveries of $1.2 million for the same period of 2016. Net charge-offs were 0.00% of average loans on an annualized basis for the six months ended June 30, 2017 compared to net recoveries of 0.08% of average loans for the same period of 2016.
Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$902	$842	$1,817	$1,648
Loan and other fees	3,048	2,248	5,543	4,262
Bank-owned life insurance income	1,414	1,286	2,828	2,571
Income from resolution of acquired assets	320	478	1,082	1,158
Gain (loss) on sales of other real estate owned	(23)	2,102	22	1,992
Gain (loss) on investment securities	255	324	1,032	270
Other noninterest income	2,957	942	6,536	1,755
Total noninterest income	$8,873	$8,222	$18,860	$13,656
Second Quarter 2017 compared to Second Quarter 2016
The Company reported noninterest income of $8.9 million for the three months ended June 30, 2017, an increase of $651 thousand compared to the three months ended June 30, 2016. The increase was primarily due to increases of $2.0 million and $800 thousand in other noninterest income and loan and other fees, respectively. These were a result of increases in insurance proceeds and swap fee income. The increases were partially offset by a decrease of $2.1 million in gain on sales of other real estate owned, which resulted from a decrease in sales of $16.2 million over the same time period.

Six Months of 2017 compared to Six Months of 2016
The Company reported noninterest income of $18.9 million for the six months ended June 30, 2017, an increase of $5.2 million compared to the six months ended June 30, 2016. The increase was primarily due to increases of $4.8 million and $1.3 million in other noninterest income and loan and other fees, respectively. These were a result of increases in insurance proceeds and swap fee income. The increases were partially offset by a decrease of $2.0 million in gain on sales of other real estate owned, which resulted from a decrease in sales of $18.1 million over the same time period.
Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,486	$19,614	$41,983	$38,259
Occupancy and equipment expenses	3,336	3,034	6,733	6,606
Loan and other real estate related expenses	1,188	2,235	2,415	4,055
Professional services	1,508	1,105	2,860	2,442
Data processing and network	3,090	2,796	6,055	5,659
Regulatory assessments and insurance	2,184	1,840	4,361	3,957
Amortization of intangibles	256	297	512	676
Marketing and promotions	947	1,108	2,293	2,165
Other operating expenses	1,257	1,946	3,124	3,456
Total noninterest expense	$35,252	$33,975	$70,336	$67,275
Second Quarter 2017 compared to Second Quarter 2016
The Company reported noninterest expense of $35.3 million for the three months ended June 30, 2017, an increase of $1.3 million, or 3.8%, compared to the three months ended June 30, 2016. The increase for the period was primarily due to increased salaries and employee benefits of $1.9 million, partially offset by a decrease in loan and other real estate related expenses of $1.0 million.
Salaries and employee benefits expenses increased by $1.9 million, or 9.5%, for the second quarter of 2017 compared to the prior year primarily due to an increase in salary and wages of $1.6 million. This was largely the result of increased temporary personnel expense of $1.0 million. Loan and other real estate related expenses decreased $1.0 million, or 46.8%, for the second quarter of 2017 compared to the prior year primarily due to decreases in other real estate writedowns and expenses of $1.2 million.
Six Months of 2017 compared to Six Months of 2016
The Company reported noninterest expense of $70.3 million for the six months ended June 30, 2017, an increase of $3.1 million, or 4.5%, compared to the six months ended June 30, 2016. The increase for the period was primarily due to increased salaries and employee benefits of $3.7 million, partially offset by a decrease in loan and other real estate related expenses of $1.6 million.
Salaries and employee benefits expenses increased by $3.7 million, or 9.7%, for the six months ended June 30, 2017 compared to the prior year primarily due to an increase in salary and wages of $3.3 million. This was largely the result of increased temporary personnel expense of $2.3 million. Loan and other real estate related expenses decreased $1.6 million, or 40.4%, for the six months ended June 30, 2017 compared to the prior year primarily due to decreases in other real estate writedowns and expenses of $1.4 million.

Provision for Income Taxes
Second Quarter 2017 compared to Second Quarter 2016
The income tax expense for the three months ended June 30, 2017 totaled $8.3 million, a decrease of $5.4 million compared to an income tax expense of $13.7 million for the three months ended June 30, 2016. The decrease in income tax expense was primarily due to the $6.7 million effect of a change in the accounting standard related to stock compensation, partially offset by an increase in income before income taxes of $6.2 million compared to the prior year. The effective income tax rate for the three months ended June 30, 2017 was 19.2%, compared to the effective tax rate of 36.8% for the three months ended June 30, 2016.
Six Months of 2017 compared to Six Months of 2016
The income tax expense for the six months ended June 30, 2017 totaled $12.3 million, a decrease of $14.1 million compared to an income tax expense of $26.4 million for the six months ended June 30, 2016. The decrease in income tax expense was primarily due to the $15.9 million effect of a change in the accounting standard related to stock compensation, partially offset by an increase in income before income taxes of $14.0 million compared to the prior year. The effective income tax rate for the six months ended June 30, 2017 was 14.2%, compared to the effective tax rate of 36.5% for the six months ended June 30, 2016.
Analysis of Financial Condition
Total assets were $9.90 billion at June 30, 2017, an increase of $811.3 million, or 8.9%, from December 31, 2016. The increase in total assets includes an increase of $613.1 million in net loans, of which New loans increased $640.1 million over the period. Acquired loans decreased by $24.5 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, note sales or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $2.11 billion at June 30, 2017, an increase of $186.8 million from December 31, 2016. The remaining increase in total assets was mainly due to increases in cash and due from banks of $9.7 million and interest-earning deposits in other banks of $6.5 million.
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
The Company’s investment securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, corporate debt, asset-backed securities and preferred stocks. Total investment securities totaled $2.11 billion and $1.93 billion as of June 30, 2017 and December 31, 2016, respectively. No securities were determined to be other-than-temporary impaired as of June 30, 2017 or December 31, 2016.
As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of June 30, 2017 and December 31, 2016, the Bank held approximately $68.4 million and $51.7 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2017 and December 31, 2016, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of June 30, 2017
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$—	—	$14,470	2.21%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	57,692	2.42%	367,904	2.45%	162,080	2.74%
State and municipal obligations	—	—	—	—	1,236	4.69%	26,457	2.09%
Asset-backed securities	—	—	39,298	4.76%	483,652	3.68%	101,295	3.60%
Corporate bonds and other debt securities	—	—	221,802	4.04%	100,649	4.06%	301,241	5.21%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	143,244	5.06%
Total available for sale	$—	—%	$318,792	3.83%	$967,911	3.23%	$734,317	4.30%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of June 30, 2017, the effective duration of the Company’s investment portfolio is estimated to be approximately 3.17 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the quarter ended June 30, 2017 totaled $2.03 billion with an annualized pre-tax yield of 3.70%.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of June 30, 2017 or December 31, 2016.
Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,811,977	25.0%	$1,438,427	21.7%
Owner-occupied commercial real estate	856,050	11.8%	769,814	11.6%
1-4 single family residential	2,133,883	29.4%	2,012,856	30.2%
Construction, land and development	706,866	9.7%	651,253	9.8%
Home equity loans and lines of credit	47,686	0.7%	49,819	0.8%
Total real estate loans	$5,556,462	76.6%	$4,922,169	74.1%
Commercial and industrial	1,339,591	18.4%	1,332,869	20.1%
Consumer	4,327	0.1%	4,368	0.1%
Total new loans	$6,900,380	95.1%	$6,259,406	94.3%
Acquired ASC 310-30 loans:
Commercial real estate	120,781	1.7%	$130,628	2.0%
1-4 single family residential	28,792	0.4%	31,476	0.5%
Construction, land and development	15,060	0.2%	17,657	0.3%
Total real estate loans	$164,633	2.3%	$179,761	2.8%
Commercial and industrial	13,612	0.2%	15,147	0.2%
Consumer	1,478	—%	1,681	—%
Total acquired ASC 310-30 loans	$179,723	2.5%	$196,589	3.0%
Acquired non-ASC 310-30 loans:
Commercial real estate	38,043	0.5%	$38,786	0.6%
Owner-occupied commercial real estate	18,266	0.3%	18,477	0.3%
1-4 single family residential	62,485	0.8%	66,854	1.0%
Construction, land and development	5,890	0.1%	6,338	0.1%
Home equity loans and lines of credit	40,809	0.6%	42,295	0.6%
Total real estate loans	$165,493	2.3%	$172,750	2.6%
Commercial and industrial	5,499	0.1%	5,815	0.1%
Consumer	306	—%	334	—%
Total acquired non-ASC 310-30 loans	$171,298	2.4%	$178,899	2.7%
Total loans	$7,251,401	100.0%	$6,634,894	100.0%
Total loans were $7.25 billion at June 30, 2017, an increase of 9.3% compared to $6.63 billion at December 31, 2016.
Our New loan portfolio increased by 10.2% to $6.90 billion as of June 30, 2017, as compared to $6.26 billion at December 31, 2016. The increase during the six months ended June 30, 2017 was primarily due organic growth in commercial real estate and 1-4 single family residential real estate.
Acquired loans were $351.0 million at June 30, 2017, a decrease of $24.5 million from $375.5 million at December 31, 2016. The decrease during the six months ended June 30, 2017 was primarily due to the run-off of the acquired loan portfolio through note sales, receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three and six months ended June 30, 2017, the Company sold approximately $4.6 million and $6.7 million of acquired loans accounted for under ASC 310-30. These sales, as well as other acquired asset resolutions, resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $1.1 million and $2.3 million for the three and six months ended June 30, 2017, respectively, which was recognized as interest income.

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	581
1-4 single family residential	1,433	1,821
Construction, land and development	—	—
Home equity loans and lines of credit	200	243
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	1,633	2,645
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	1,633	2,645
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$1,633	$2,645

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$4,258	$9,685
Owner-occupied commercial real estate	403	2,501
1-4 single family residential	2,370	7,822
Construction, land and development	—	87
Home equity loans and lines of credit	2,295	2,557
Commercial and industrial	1,603	428
Consumer	55	68
Total nonaccrual loans	10,984	23,148
Accruing loans 90 days or more past due	3,246	39
Total nonperforming loans	14,230	23,187
Other real estate owned (OREO)	18,540	19,228
Other foreclosed property	11	11
Total acquired nonperforming assets	$32,781	$42,426
Total nonperforming assets	$34,414	$45,071
Nonaccrual loans totaled $12.6 million at June 30, 2017, a decrease of 51.1% from $25.8 million at December 31, 2016. Excluding acquired loans, nonperforming loans totaled $1.6 million at June 30, 2017, a decrease of $1.0 million from $2.6 million at December 31, 2016.
Nonperforming assets totaled $34.4 million at June 30, 2017, a decrease of $10.7 million, or 23.6%, from December 31, 2016. The decrease is primarily due to the decrease in acquired nonaccrual loans of $12.2 million. Excluding acquired assets, nonperforming assets totaled $1.6 million at June 30, 2017, compared to $2.6 million at December 31, 2016.

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
The following table sets forth our asset quality ratios for the periods presented:

	June 30, 2017	December 31, 2016
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.02%	0.04%
New loan ALL to total gross new loans	0.55%	0.54%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	4.05%	6.18%
Acquired loan ALL to total gross acquired loans	1.06%	1.16%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.22%	0.39%
Nonperforming assets to total assets	0.35%	0.50%
ALL to nonperforming assets	120.11%	84.08%
ALL to total gross loans	0.57%	0.57%
Net charge-offs (recoveries) to average loans receivable (annualized)	—%	(0.02)%

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

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431
Provision (credit) for ASC 310-30 loans	770	—	29	(77)	—	(1,127)	(2)	(407)
Provision (credit) for non-ASC 310-30 loans	(13)	4	59	(6)	175	(4)	—	215
Provision (credit) for New loans	1,443	571	843	(79)	(17)	(461)	7	2,307
Total provision	2,200	575	931	(162)	158	(1,592)	5	2,115
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(15)	—	(102)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	—	—	—	(60)
Charge-offs for New loans	—	—	—	—	—	(50)	—	(50)
Total charge-offs	(9)	—	(95)	(43)	—	(65)	—	(212)
Recoveries for ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	—	—	—	—	—	—
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2016	$9,454	$2,281	$7,309	$3,415	$499	$8,580	$457	$31,995
Provision (credit) for ASC 310-30 loans	5	—	—	1	—	(20)	(16)	(30)
Provision (credit) for non-ASC 310-30 loans	(98)	(64)	(26)	1	(6)	(2)	—	(195)
Provision (credit) for New loans	736	35	125	287	122	908	(12)	2,201
Total provision	643	(29)	99	289	116	886	(28)	1,976
Charge-offs for ASC 310-30 loans	(352)	—	—	(3)	—	(1)	(2)	(358)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	—	—	(3)	—	(1)	(2)	(358)
Recoveries for ASC 310-30 loans	—	—	31	62	—	—	—	93
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	31	62	—	—	—	93
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(582)	—	31	(11)	—	(80)	(84)	(726)
Provision (credit) for non-ASC 310-30 loans	(45)	4	1	(9)	215	(10)	(29)	127
Provision (credit) for New loans	2,785	685	1,433	99	28	(680)	7	4,357
Total provision	2,158	689	1,465	79	243	(770)	(106)	3,758
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	(7)	—	—	(67)
Charge-offs for New loans	(131)	—	—	—	—	(150)	—	(281)
Total charge-offs	(140)	—	(95)	(43)	(7)	(179)	—	(464)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(193)	—	1	(9)	—	(22)	(20)	(243)
Provision (credit) for non-ASC 310-30 loans	(953)	(122)	(50)	1	17	(5)	6	(1,106)
Provision (credit) for New loans	1,228	132	1,032	338	150	1,892	(7)	4,765
Total provision	82	10	983	330	167	1,865	(21)	3,416
Charge-offs for ASC 310-30 loans	(352)	—	—	(33)	—	(76)	(2)	(463)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	—	(33)	(35)	(76)	(8)	(505)
Recoveries for ASC 310-30 loans	761	—	31	62	—	11	—	865
Recoveries for non-ASC 310-30 loans	804	—	—	—	—	—	—	804
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,565	—	31	62	—	11	—	1,669
Ending ALL balance
ASC 310-30 loans	2,114	—	58	348	—	366	384	3,270
Non-ASC 310-30 loans	935	340	282	37	273	55	4	1,926
New loans	6,696	1,912	7,099	3,378	342	9,044	39	28,510
Balance at June 30, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	June 30, 2017		December 31, 2016
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$10,146	25.0%	$7,492	21.7%
Owner-occupied commercial real estate	3,221	11.8%	2,536	11.6%
1-4 single family residential	8,482	29.4%	7,049	30.2%
Construction, land and development	4,490	9.7%	4,391	9.8%
Home equity loans and lines of credit	433	0.7%	405	0.8%
Total real estate loans	26,772	76.6%	21,873	74.1%
Other loans:
Commercial and industrial	10,762	18.4%	11,592	20.1%
Consumer	85	0.1%	78	0.1%
Total other loans	10,847	18.5%	11,670	20.2%
Total new loans	$37,619	95.1%	$33,543	94.3%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,678	1.7%	$2,255	2.0%
1-4 single family residential	25	0.4%	29	0.5%
Construction, land and development	185	0.2%	239	0.3%
Total real estate loans	1,888	2.3%	2,523	2.8%
Other loans:
Commercial and industrial	168	0.2%	277	0.2%
Consumer	160	—%	144	—%
Total other loans	328	0.2%	421	0.2%
Total Acquired ASC 310-30 loans	$2,216	2.5%	$2,944	3.0%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$331	0.5%	$376	0.6%
Owner-occupied commercial real estate	65	0.3%	61	0.3%
1-4 single family residential	242	0.8%	301	1.0%
Construction, land and development	38	0.1%	47	0.1%
Home equity loans and lines of credit	451	0.6%	243	0.6%
Total real estate loans	1,127	2.3%	1,028	2.6%
Other loans:
Commercial and industrial	366	0.1%	376	0.1%
Consumer	6	—%	6	—%
Total other loans	372	0.1%	382	0.1%
Total Acquired Non-ASC 310-30 loans	$1,499	2.4%	$1,410	2.7%
Total loans	$41,334	100.0%	$37,897	100.0%

As of June 30, 2017, our New loans have exhibited limited delinquency and credit loss history restricting the establishment of an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $3.4 million to $41.3 million at June 30, 2017 from $37.9 million at December 31, 2016, primarily due to the increase in New loans of $641.0 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 120.11% and 0.57% as of June 30, 2017, compared to 84.08% and 0.57% at December 31, 2016. The increase in the ALL as a percentage of nonperforming assets was primarily the result of a decrease in nonaccrual loans.
Net charge-offs were $212 thousand for the second quarter of 2017 compared to $265 thousand for the second quarter of 2016. Net charge-offs were 0.01% of average loans on an annualized basis for the second quarter of 2017, compared to 0.02% for the same period in 2016.
Net charge-offs were $321 thousand for the six months ended June 30, 2017 compared to net recoveries of $1.2 million for the same period in 2016. Net charge-offs were 0.00% of average loans on an annualized basis for the six months ended June 30, 2017, compared to net recoveries of 0.08% of average loans for the same period in 2016.
Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial real estate	$3,515	$4,033
1-4 single family residential	2,394	1,664
Construction, land and development	12,631	13,531
Total	$18,540	$19,228

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$18,761	$43,522	$19,228	$39,340
Transfers from loan portfolio	506	3,277	1,394	10,622
Impairments	(199)	(796)	(383)	(886)
Sales	(528)	(16,713)	(1,699)	(19,786)
Balance at end of period	$18,540	$29,290	$18,540	$29,290
Total OREO held by the Company was $18.5 million as of June 30, 2017, a decrease of $688 thousand from December 31, 2016. The decrease in other real estate owned was due to OREO sales of $1.7 million during the six months ended June 30, 2017 partially offset by $1.4 million in transfers from the loan portfolio.
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
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$198,089	$169,531	$198,438	$168,246
Net gain in cash surrender value	1,414	1,286	2,828	2,571
Mortality-related reduction in cash surrender value	(1,253)	—	(3,016)	—
Balance at end of period	$198,250	$170,817	$198,250	$170,817
The company recognized $1.4 million and $1.3 million of BOLI income for the three months ended June 30, 2017 and 2016, resulting in a pre-tax yield of 2.91% and 3.03%, respectively. The company recognized $2.8 million and $2.6 million of BOLI income for the six months ended June 30, 2017 and 2016, resulting in a pre-tax yield of 2.92% and 3.04%, respectively. The total death benefit of the BOLI policies at June 30, 2017 and December 31, 2016 totaled $588.3 million and $591.9 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost core deposits.
The following table shows the deposit mix as of the periods presented:

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,135,922	14.8%	$905,905	12.4%
Interest-bearing demand deposits	1,117,280	14.5%	1,004,452	13.7%
Interest-bearing NOW accounts	401,845	5.2%	398,823	5.5%
Savings and money market accounts	2,970,429	38.6%	2,780,697	38.1%
Time deposits	2,069,714	26.9%	2,215,794	30.3%
Total deposits	$7,695,190	100.0%	$7,305,671	100.0%
Total deposits at June 30, 2017 were $7.70 billion, an increase of $389.5 million, or 5.3%, from December 31, 2016. The increase in deposits consisted of a $535.6 million increase in core deposits, partially offset by a $146.1 million decrease in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represent 73.1% of total deposits at June 30, 2017, an increase from 69.7% at December 31, 2016.
The increase in core deposits was primarily due to growth in noninterest-bearing demand deposits and savings and money market accounts due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended June 30, 2017 was 0.82%. This represents an increase of 13 basis points as compared to the average rate paid on deposits of 0.69% for the three months ended June 30, 2016. The average rate paid on deposits for the six months ended June 30, 2017 was 0.78%. This represents an increase of 10 basis points as compared to the average rate paid on deposits of 0.68% for the six months ended June 30, 2016.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

June 30, 2017
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$301,735
After three months through six months	245,886
After six months through twelve months	521,959
After twelve months	533,397
Total	$1,602,977

Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
FHLB advances	$944,000	$592,250
Securities sold under repurchase agreements	46,879	131,621
Retail repurchase agreements	28,522	26,386
Total contractual outstanding	1,019,401	750,257
Fair value adjustment	93	846
Total borrowings	$1,019,494	$751,103
At June 30, 2017, total borrowings were $1.02 billion, an increase of $268.4 million, or 35.7%, from $751.1 million at December 31, 2016. The increase in total borrowings was primarily driven by the $351.8 million increase in FHLB advances partially offset by a decrease in securities sold under repurchase agreements of $84.7 million. The increase in FHLB advances was due to the runoff of brokered deposits.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of /For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$394,000	$680,250	$635,300	$723,250
Balance outstanding at end of period	394,000	341,250	394,000	341,250
Average outstanding during the period	274,995	520,523	422,027	603,127
Average interest rate during the period	1.10%	0.63%	0.90%	0.62%
Average interest rate at the end of the period	1.14%	0.71%	1.14%	0.71%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$1,055,247	$889,299	$982,441	$876,109
Net income	35,081	23,504	74,070	45,956
Stock-based compensation and warrant expense	2,325	1,200	3,756	2,238
Treasury stock purchases	—	(6,682)	—	(20,264)
Stock issued in connection with equity awards and warrants	15,657	2,796	37,322	4,889
Other	(15)	(1)	(30)	(15)
Other comprehensive income	8,983	13,056	19,719	14,259
Balance at end of period	$1,117,278	$923,172	$1,117,278	$923,172
For the three months ended June 30, 2017 the Company reported net income of $35.1 million, an increase of $11.6 million, compared to a net income of $23.5 million for the three months ended June 30, 2016. The Company’s results of operations for the period ended June 30, 2017 produced an annualized return on average assets of 1.47% and an annualized return on average common stockholders’ equity of 12.95% compared to prior year ratios of 1.19% and 10.41%, respectively.
For the six months ended June 30, 2017 the Company reported net income of $74.1 million, an increase of $28.1 million, compared to a net income of $46.0 million for the six months ended June 30, 2016. The Company’s results of operations for the period ended June 30, 2017 produced an annualized return on average assets of 1.59% and an annualized return on average common stockholders’ equity of 14.21% compared to prior year ratios of 1.19% and 10.35%, respectively.
Stockholders’ equity totaled $1.12 billion as of June 30, 2017, an increase of $134.8 million from $982.4 million as of December 31, 2016, primarily driven by net income of $74.1 million, exercises of stock options and warrants of $37.3 million and other comprehensive income of $19.7 million.
Warrants
The following table presents the activity during the six months ended June 30, 2017 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,685,927	$26.48
Granted	—	—
Exercised	(316,383)	27.95
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2017	2,369,544	$26.29
Exercisable at June 30, 2017	2,369,544	$26.29
Vested at June 30, 2017	2,369,544	$26.29
Vested and expected to vest at June 30, 2017	2,369,544	$26.29
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

Information presented for June 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
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
The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

			Minimum Capital Requirement		Well Capitalized Requirement
June 30, 2017	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,006,799	10.60%	$379,819	4.0%	$474,774	5.0%
Common equity tier 1 capital ratio	1,006,799	12.32%	367,701	4.5%	531,123	6.5%
Tier 1 risk-based capital ratio	1,006,799	12.32%	490,267	6.0%	653,690	8.0%
Total risk-based capital ratio	1,051,261	12.87%	653,690	8.0%	817,112	10.0%

Bank
Tier 1 leverage ratio	$873,508	9.35%	$373,750	4.0%	$467,188	5.0%
Common equity tier 1 capital ratio	873,508	10.90%	360,574	4.5%	520,828	6.5%
Tier 1 risk-based capital ratio	873,508	10.90%	480,765	6.0%	641,020	8.0%
Total risk-based capital ratio	915,743	11.43%	641,020	8.0%	801,275	10.0%

			Minimum Capital Requirement		Well Capitalized Requirement
December 31, 2016	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$891,584	10.29%	$346,518	4.0%	$433,148	5.0%
Common equity tier 1 capital ratio	891,584	11.93%	336,328	4.5%	485,807	6.5%
Tier 1 risk-based capital ratio	891,584	11.93%	448,437	6.0%	597,916	8.0%
Total risk-based capital ratio	930,821	12.45%	597,916	8.0%	747,395	10.0%

Bank
Tier 1 leverage ratio	$795,207	9.33%	$340,856	4.0%	$426,070	5.0%
Common equity tier 1 capital ratio	795,207	10.87%	329,194	4.5%	475,503	6.5%
Tier 1 risk-based capital ratio	795,207	10.87%	438,926	6.0%	585,234	8.0%
Total risk-based capital ratio	834,679	11.41%	585,234	8.0%	731,543	10.0%
At June 30, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2017, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2017 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (the "Order"), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions ("SOP") and that the Bank maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of June 30, 2017 and December 31, 2016, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
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
The Bank has access to additional borrowings through secured FHLB and FRB advances, unsecured borrowing lines from correspondent banks and repurchase agreements. At June 30, 2017, the Company had additional capacity to borrow from the FHLB and FRB of $1.24 billion and $43.9 million, respectively. Also, at June 30, 2017, the Company has unused credit lines with financial institutions of $590.0 million.
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
On April 27, 2015, Company approved a stock repurchase program (subsequently modified) under which the Company is authorized to acquire up to an aggregate of $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of June 30, 2017, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. Our reserve for unfunded commitments totaled $901 thousand and $1.6 million as of June 30, 2017 and December 31, 2016, respectively.
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
The following table summarizes commitments as of the dates presented:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to fund loans	$745,499	$724,380
Unused lines of credit	468,433	410,068
Commercial and standby letters of credit	34,082	26,200
Total	$1,248,014	$1,160,648
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures
The Company views certain non-operating items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as adjustments to net income. Non-operating adjustments for the second quarter of 2017 include $223 thousand of severance expense, $21 thousand of other operating expense and $255 thousand gain on investment securities.
The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Adjusted Net Income
(Unaudited)
	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Net Income	$35,081	$38,989	$27,896	$26,064	$23,504
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	255	777	800	749	324
Noninterest expenses
Salaries and employee benefits	223	56	132	72	1,018
Occupancy and equipment	—	—	43	—	—
Other operating expenses	21	12	66	7	—
Taxes
Tax Effect of adjustments	(2,534)	(9,147)	(160)	(10)	17
Adjusted Net Income	$32,536	$29,133	$27,177	$25,384	$24,215

Average assets	$9,602,354	$9,196,483	$8,764,938	$8,247,690	$7,899,230
ROA	1.47%	1.72%	1.26%	1.25%	1.19%
Adjusted ROA	1.36%	1.28%	1.23%	1.22%	1.23%

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
The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands, except share and per share data)
Total assets	$9,901,392	$9,533,222	$9,090,134	$8,531,152	$8,221,222
Less:
Goodwill and other intangible assets	85,383	85,639	85,895	86,151	86,408
Tangible assets	$9,816,009	$9,447,583	$9,004,239	$8,445,001	$8,134,814
Total stockholders’ equity	$1,117,278	$1,055,247	$982,441	$966,085	$923,172
Less:
Goodwill and other intangible assets	85,383	85,639	85,895	86,151	86,408
Tangible stockholders’ equity	$1,031,895	$969,608	$896,546	$879,934	$836,764
Shares outstanding	43,208,418	42,432,062	41,157,571	40,912,571	40,537,913
Tangible book value per share	$23.88	$22.85	$21.78	$21.51	$20.64
Average assets	$9,602,354	$9,196,483	$8,764,938	$8,247,690	$7,899,230
Average equity	$1,086,554	$1,014,839	$974,544	$943,168	$905,728
Average goodwill and other intangible assets	$85,511	$85,766	$86,029	$86,276	$86,564
Tangible average equity to tangible average assets	10.5%	10.2%	10.2%	10.5%	10.5%
Tangible common equity ratio	10.5%	10.3%	10.0%	10.4%	10.3%
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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2016 to June 30, 2017. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.        Defaults upon Senior Securities
Not applicable
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
On March 14, 2017 and March 15, 2017, each of Kent Ellert, President, Chief Executive Officer and Director, Vincent Tese, Executive Chairman and Director, Les Lieberman, Executive Vice Chairman and Director, Stuart Oran, Secretary and Director, and Directors Alan Bernikow, William Mack and Frederic Salerno, of FCB Financial Holdings, Inc. (the “Company”), established pre-arranged stock trading plans to sell a limited amount of shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), for personal financial management and planning purposes, designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s trading policies regarding stock transactions by directors, executive officers and other employees (collectively, the “Rule 10b5-1 Plans”).

Under Rule 10b5-1, officers, directors and other individuals who are not in possession of material non-public information may adopt a pre-arranged plan or contract for transactions in company securities under specified conditions and at specified times. Using these 10b5-1 plans, individuals may, among other things, diversify their investment portfolios for financial planning purposes, plan for charitable giving, spread stock trades over an extended period of time to reduce market impact and avoid concerns about transactions occurring at a time when they might possess material non-public information. In accordance with Rule 10b5-1, Messrs. Ellert, Tese, Lieberman, Oran, Bernikow, Mack and Salerno will not have discretion over the transactions under their respective Rule 10b5-1 Plans.

Each of Messrs. Ellert’s, Tese’s and Lieberman’s Rule 10b5-1 Plan allows for the sale of a maximum of 200,000 shares of Common Stock, Mr. Oran’s Rule 10b5-1 Plan allows for the sale of a maximum of 30,000 shares of Common Stock, each of Messrs. Bernikow’s and Mack’s Rule 10b5-1 Plan allows for the sale of a maximum of 50,000 shares of Common Stock and Mr. Salerno’s Rule 10b5-1 Plan allows for the sale of a maximum of 30,000 shares of Common Stock, in each case to be acquired through the exercise of outstanding Company stock options. Transactions under the Rule 10b5-1 Plans may occur on the open market at prevailing market prices or subject to minimum price thresholds specified in the respective Rule 10b5-1 Plan. Each of the Rule 10b5-1 Plans provides for transactions to occur during specified periods between April 2017 and December 2017, depending on the terms of the specific Rule 10b5-1 Plan. Messrs. Ellert, Tese, Lieberman, Oran, Bernikow, Mack and Salerno continue to be subject to the Company’s executive and non-employee director stock ownership guidelines, as applicable, and continue to retain the great majority of the shares of Common Stock beneficially owned by them.

Transactions effected under the Rule 10b5-1 Plans from time to time will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. The Company does not undertake to report 10b5-1 plans that may be adopted by any officers or directors in the future, or to report any modification or termination of any trading plan, whether or not the plan was publicly announced, except to the extent required by law.

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

FCB Financial Holdings, Inc. (Registrant)

Date:	August 4, 2017	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	/s/ Jennifer L. Simons
Jennifer L. Simons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)