Form 10-Q
period 2017-09-30
FCB FINANCIAL HOLDINGS, INC.
filed 2017-11-03
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of November 1, 2017, the registrant had 43,826,461 shares of Class A Common Stock outstanding.

1

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$62,695	$52,903
Interest-earning deposits in other banks	49,732	30,973
Investment securities:
Available for sale securities, at fair value	2,102,711	1,876,434
Federal Home Loan Bank and other bank stock, at cost	61,838	51,656
Total investment securities	2,164,549	1,928,090
Loans held for sale	13,503	20,220
Loans:
New loans	7,164,480	6,259,406
Acquired loans	333,725	375,488
Allowance for loan losses	(44,291)	(37,897)
Loans, net	7,453,914	6,596,997
Premises and equipment, net	35,741	36,652
Other real estate owned	17,599	19,228
Goodwill	81,204	81,204
Core deposit intangible	3,923	4,691
Deferred tax assets, net	51,521	61,391
Bank-owned life insurance	199,672	198,438
Other assets	95,279	59,347
Total assets	$10,229,332	$9,090,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,242,562	$905,905
Interest-bearing	4,486,085	4,183,972
Total transaction accounts	5,728,647	5,089,877
Time deposits	2,377,446	2,215,794
Total deposits	8,106,093	7,305,671
Borrowings (including FHLB advances of $788,000 and $592,250, respectively)	874,222	751,103
Other liabilities	92,944	50,919
Total liabilities	9,073,259	8,107,693
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 46,422,791; 43,663,586 issued and 43,728,302; 40,969,097 outstanding	46	44
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132; 380,606 issued and 0; 197,950 outstanding	—	—
Additional paid-in capital	924,462	875,314
Retained earnings	294,681	188,451
Accumulated other comprehensive income (loss)	14,257	(3,995)
Treasury stock, at cost; 2,694,489; 2,694,489 Class A and 192,132; 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,156,073	982,441
Total liabilities and stockholders’ equity	$10,229,332	$9,090,134
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$76,465	$65,748	$214,570	$189,678
Interest and dividends on investment securities	20,215	14,955	57,697	43,799
Other interest income	136	97	344	259
Total interest income	96,816	80,800	272,611	233,736
Interest expense:
Interest on deposits	17,134	11,736	46,277	31,369
Interest on borrowings	3,901	1,786	8,996	5,717
Total interest expense	21,035	13,522	55,273	37,086
Net interest income	75,781	67,278	217,338	196,650
Provision for loan losses	2,871	1,990	6,629	5,406
Net interest income after provision for loan losses	72,910	65,288	210,709	191,244
Noninterest income:
Service charges and fees	941	884	2,758	2,532
Loan and other fees	2,831	2,145	8,374	6,407
Bank-owned life insurance income	1,422	1,288	4,250	3,859
Income from resolution of acquired assets	466	1,052	1,548	2,210
Gain (loss) on sales of other real estate owned	(143)	925	(121)	2,917
Gain (loss) on investment securities	690	749	1,722	1,019
Other noninterest income	2,218	1,099	8,754	2,854
Total noninterest income	8,425	8,142	27,285	21,798
Noninterest expense:
Salaries and employee benefits	20,860	18,711	62,843	56,970
Occupancy and equipment expenses	3,283	3,480	10,016	10,086
Loan and other real estate related expenses	837	1,834	3,252	5,889
Professional services	1,390	1,180	4,250	3,622
Data processing and network	3,397	2,882	9,452	8,541
Regulatory assessments and insurance	2,330	1,860	6,691	5,817
Amortization of intangibles	256	257	768	933
Marketing and promotions	1,130	956	3,423	3,121
Other operating expenses	1,756	1,876	4,880	5,332
Total noninterest expense	35,239	33,036	105,575	100,311
Income before income tax expense	46,096	40,394	132,419	112,731
Income tax expense	13,936	14,330	26,189	40,711
Net income	$32,160	$26,064	$106,230	$72,020
Earnings per share:
Basic	$0.74	$0.64	$2.49	$1.77
Diluted	$0.70	$0.60	$2.31	$1.67
Weighted average shares outstanding:
Basic	43,333,947	40,608,706	42,580,426	40,651,201
Diluted	46,189,468	43,150,813	45,960,595	43,015,703
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$32,160	$26,064	$106,230	$72,020
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $369, $(7,372), $(12,131), and $(16,761) respectively	(598)	11,751	19,519	26,689
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $540, $240, $787, and $668, respectively	(869)	(381)	(1,267)	(1,060)
Total other comprehensive income (loss)	(1,467)	11,370	18,252	25,629
Total comprehensive income	$30,693	$37,434	$124,482	$97,649
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2016	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income	—	—	—	—	—	72,020	—	—	72,020
Exchange of B shares to A shares	1,368,418	(1,368,418)	1	(1)	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	3,904	—	—	—	3,904
Treasury stock purchases	(717,115)	—	—	—	—	—	(23,738)	—	(23,738)
Stock issued in connection with equity awards and warrants	769,233	—	1	—	12,199	—	—	—	12,200
Other	—	—	—	—	(39)	—	—	—	(39)
Other comprehensive income (loss)	—	—	—	—	—	—	—	25,629	25,629
Balance as of September 30, 2016	38,547,107	2,365,464	$41	$3	$866,673	$160,555	$(77,373)	$16,186	$966,085
Balance as of January 1, 2017	40,969,097	197,950	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	106,230	—	—	106,230
Exchange of B shares to A shares	197,950	(197,950)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	5,970	—	—	—	5,970
Stock issued in connection with equity awards and warrants	2,561,255	—	2	—	43,221	—	—	—	43,223
Other	—	—	—	—	(43)	—	—	—	(43)
Other comprehensive income (loss)	—	—	—	—	—	—	—	18,252	18,252
Balance as of September 30, 2017	43,728,302	—	$46	$—	$924,462	$294,681	$(77,373)	$14,257	$1,156,073
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$106,230	$72,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	6,629	5,406
Amortization of intangible assets	768	933
Depreciation and amortization of premises and equipment	2,674	2,643
Amortization of discount on loans	(693)	(730)
Net amortization (accretion) of premium (discount) on investment securities	1,547	1,148
Net amortization (accretion) of premium (discount) on time deposits	—	(44)
Net amortization (accretion) on FHLB advances and other borrowings	(846)	(1,968)
Impairment of other real estate owned	437	1,111
(Gain) loss on investment securities	(1,722)	(1,019)
(Gain) loss on sale of loans	(3,835)	(1,242)
(Gain) loss on sale of other real estate owned	121	(2,917)
(Gain) loss on sale of premises and equipment	(7)	43
Stock-based compensation	5,970	3,904
Increase in cash surrender value of BOLI	(4,250)	(3,859)
Net change in operating assets and liabilities:
Net change in loans held for sale	8,353	(11,992)
Net change in other assets	(10,164)	4,390
Net change in other liabilities	25,094	5,269
Net cash provided by (used in) operating activities	136,306	73,096
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(656,982)	(417,944)
Sales of investment securities available for sale	113,862	256,939
Paydown and maturities of investment securities available for sale	336,303	57,115
Purchase of FHLB and other bank stock	(121,995)	(64,657)
Sales of FHLB and other bank stock	111,813	80,648
Net change in loans	(1,094,190)	(968,109)
Purchase of loans	(2,782)	(200,480)
Proceeds from sale of loans	234,518	82,934
Proceeds from sale of other real estate owned	2,871	26,824
Purchase of premises and equipment	(1,790)	(4,078)
Proceeds from the sale of premises and equipment	34	234
Proceeds from life insurance	3,016	—
Net cash provided by (used in) investing activities	(1,075,322)	(1,150,574)
Cash Flows From Financing Activities:
Net change in deposits	800,422	1,486,969
Net change in FHLB advances	195,750	(406,500)
Net change in repurchase agreements	(71,785)	(6,540)
Repurchase of stock	—	(23,738)
Exercise of stock options and warrants	43,223	12,200
Other financing costs	(43)	(39)
Net cash provided by (used in) financing activities	967,567	1,062,352
Net Change in Cash and Cash Equivalents	28,551	(15,126)
Cash and Cash Equivalents at Beginning of Period	83,876	102,460
Cash and Cash Equivalents at End of Period	$112,427	$87,334

Supplemental Disclosures of Cash Flow Information:
Interest paid	$55,177	$36,394
Income taxes paid	6,122	44,568
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$1,800	$11,332
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
Nature of Operations
The Company is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 46 banking centers located in Florida at September 30, 2017.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement. In addition, this ASU simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. The Company recognized approximately $2.1 million and $18.0 million for the three and nine months ended September 30, 2017, respectively, of tax benefit in the consolidated statements of income as a result of the adoption of this guidance that previously would have been recorded in additional paid-in capital. The requirement to recognize excess tax benefits and tax deficiencies in the income statement was applied prospectively. This ASU became effective for the first quarter ended March 31, 2017.

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

In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB is issuing this ASU to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in this ASU will require all entities to account for the derecognition of a business or nonprofit activity in accordance with Topic 810. The amendments also eliminate several accounting differences between transactions involving assets and transactions involving businesses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
September 30, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$43,502	$81	$840	$42,743
U.S. Government agencies and sponsored enterprises mortgage-backed securities	587,729	3,528	4,132	587,125
State and municipal obligations	27,316	129	659	26,786
Asset-backed securities	612,871	2,402	116	615,157
Corporate bonds and other debt securities	675,117	20,442	2,143	693,416
Preferred stock and other equity securities	133,084	4,742	342	137,484
Total available for sale	$2,079,619	$31,324	$8,232	$2,102,711

	Amortized Cost	Unrealized		Fair Value
December 31, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,512	$76	$274	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	566,377	1,760	9,691	558,446
State and municipal obligations	28,109	148	578	27,679
Asset-backed securities	574,521	3,852	550	577,823
Corporate bonds and other debt securities	560,191	4,490	5,387	559,294
Preferred stock and other equity securities	137,228	814	1,164	136,878
Total available for sale	$1,882,938	$11,140	$17,644	$1,876,434
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Atlanta ("FRB"). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $817.6 million and $594.0 million at September 30, 2017 and December 31, 2016, respectively.
The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

September 30, 2017	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	246,583	250,738
Due after five years through ten years	137,589	138,513
Due after ten years	318,261	330,951
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	1,244,102	1,245,025
Preferred stock and other equity securities	133,084	137,484
Total available for sale	$2,079,619	$2,102,711

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$31,334	$451	$7,207	$389	$38,541	$840
U.S. Government agencies and sponsored enterprises mortgage-backed securities	251,001	3,210	37,904	922	288,905	4,132
State and municipal obligations	16,694	439	7,920	220	24,614	659
Asset-backed securities	36,545	116	—	—	36,545	116
Corporate bonds and other debt securities	95,553	956	44,108	1,187	139,661	2,143
Preferred stock and other equity securities	7,284	65	33,526	277	40,810	342
Total available for sale	$438,411	$5,237	$130,665	$2,995	$569,076	$8,232

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$11,577	$274	$—	$—	$11,577	$274
U.S. Government agencies and sponsored enterprises mortgage-backed securities	372,145	9,261	11,781	430	383,926	9,691
State and municipal obligations	25,490	578	—	—	25,490	578
Asset-backed securities	11,309	21	34,855	529	46,164	550
Corporate bonds and other debt securities	179,925	3,042	77,934	2,345	257,859	5,387
Preferred stock and other equity securities	49,996	1,144	5,123	20	55,119	1,164
Total available for sale	$650,442	$14,320	$129,693	$3,324	$780,135	$17,644

At September 30, 2017, the Company’s security portfolio consisted of 371 securities, of which 122 securities were in an unrealized loss position. A total of 78 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at September 30, 2017. The following describes the basis under which the Company has evaluated OTTI:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross realized gains	$1,251	$1,074	$1,945	$2,283
Gross realized losses	(1,533)	(386)	(2,739)	(1,382)
Net realized gains (losses)	$(282)	$688	$(794)	$901
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
The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

September 30, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$111,416	$37,896	$1,934,246	$2,083,558
Owner-occupied commercial real estate	—	18,097	933,439	951,536
1-4 single family residential	28,044	60,374	2,126,006	2,214,424
Construction, land and development	13,791	5,890	682,354	702,035
Home equity loans and lines of credit	—	38,007	52,945	90,952
Total real estate loans	$153,251	$160,264	$5,728,990	$6,042,505
Other loans:
Commercial and industrial	$13,145	$5,284	$1,431,445	$1,449,874
Consumer	1,447	334	4,045	5,826
Total other loans	14,592	5,618	1,435,490	1,455,700
Total loans held in portfolio	$167,843	$165,882	$7,164,480	$7,498,205
Allowance for loan losses				(44,291)
Loans held in portfolio, net				$7,453,914

December 31, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$130,628	$38,786	$1,438,427	$1,607,841
Owner-occupied commercial real estate	—	18,477	769,814	788,291
1-4 single family residential	31,476	66,854	2,012,856	2,111,186
Construction, land and development	17,657	6,338	651,253	675,248
Home equity loans and lines of credit	—	42,295	49,819	92,114
Total real estate loans	$179,761	$172,750	$4,922,169	$5,274,680
Other loans:
Commercial and industrial	$15,147	$5,815	$1,332,869	$1,353,831
Consumer	1,681	334	4,368	6,383
Total other loans	16,828	6,149	1,337,237	1,360,214
Total loans held in portfolio	$196,589	$178,899	$6,259,406	$6,634,894
Allowance for loan losses				(37,897)
Loans held in portfolio, net				$6,596,997

(1)	Balance includes $(3.0) million and $3.2 million of net deferred fees, costs, and premium and discount as of September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017 and December 31, 2016, the unpaid principal balance of ASC 310-30 loans were $195.3 million and $231.5 million, respectively. At September 30, 2017 and December 31, 2016, the Company had pledged loans as collateral for FHLB advances of $3.16 billion and $3.20 billion, respectively. The recorded investments of consumer mortgage loans secured by 1-4 family residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2017 totaled $2.7 million. The Company held $337.7 million and $433.0 million of syndicated national loans as of September 30, 2017 and December 31, 2016.
For the three and nine months ended September 30, 2017 the Company purchased approximately $2.8 million of loans from third parties. During the three and nine months ended September 30, 2016 the Company purchased approximately $9.7 million and $198.9 million of loans from third parties, respectively.
During the three and nine months ended September 30, 2017, the Company sold approximately $107.7 million and $300.2 million, respectively, in loans to third parties. During the three and nine months ended September 30, 2016, the Company sold approximately $23.3 million and $85.0 million, respectively, in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $(2.7) million and $(23.2) million between non-accretable and accretable discount during the nine months ended September 30, 2017 and 2016, respectively.
Changes in accretable discount for ASC 310-30 loans for the nine months ended September 30, 2017 and 2016, were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Balance at January 1,	$60,990	$144,152
Accretion	(13,965)	(42,722)
Reclassifications from (to) non-accretable difference	(2,747)	(23,207)
Balance at September 30,	$44,278	$78,223

NOTE 4. ALLOWANCE FOR LOAN LOSSES
The Company’s accounting method for loans and the corresponding allowance for loan losses (“ALL”) differs depending on whether the loans are New or Acquired. The Company assesses and monitors credit risk and portfolio performance using distinct methodologies for Acquired loans, both ASC 310-30 Loans and Non-ASC 310-30 Loans, and New loans. Within each of these portfolios, the Company further disaggregates the portfolios into the following segments: Commercial real estate, Owner-occupied commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer. The ALL reflects management’s estimate of probable credit losses inherent in each of the segments. In response to Hurricane Irma, the Company recorded an unallocated provision expense of $1.5 million to reflect management's estimate of probable credit losses inherent in the loan portfolio related specifically to the storm.
The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334
Provision (credit) for ASC 310-30 loans	(41)	—	—	(38)	—	(38)	(8)	(125)
Provision (credit) for non-ASC 310-30 loans	30	(1)	(49)	(2)	(227)	(56)	1	(304)
Provision (credit) for New loans	943	342	(335)	(113)	42	933	(12)	1,800
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	932	341	(384)	(153)	(185)	839	(19)	2,871
Charge-offs for ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for non-ASC 310-30 loans	(30)	—	(9)	—	—	(3)	—	(42)
Charge-offs for New loans	—	—	—	—	(3)	—	—	(3)
Total charge-offs	(30)	—	(9)	—	(3)	(3)	—	(45)
Recoveries for ASC 310-30 loans	27	—	—	—	—	70	—	97
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	—	34
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	27	—	30	—	—	74	—	131
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706
Provision (credit) for ASC 310-30 loans	110	—	2	(81)	—	(25)	(11)	(5)
Provision (credit) for non-ASC 310-30 loans	(68)	(56)	27	7	1	64	5	(20)
Provision (credit) for New loans	111	141	(639)	998	19	1,332	53	2,015
Total provision	153	85	(610)	924	20	1,371	47	1,990
Charge-offs for ASC 310-30 loans	—	—	(31)	—	—	—	(4)	(35)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	—	(31)	—	—	—	(4)	(35)
Recoveries for ASC 310-30 loans	106	—	—	10	—	—	—	116
Recoveries for non-ASC 310-30 loans	—	—	—	—	8	—	—	8
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	106	—	—	10	8	—	—	124
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(623)	—	31	(49)	—	(118)	(92)	(851)
Provision (credit) for non-ASC 310-30 loans	(15)	3	(48)	(11)	(12)	(66)	(28)	(177)
Provision (credit) for New loans	3,728	1,027	1,098	(14)	70	253	(5)	6,157
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	3,090	1,030	1,081	(74)	58	69	(125)	6,629
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	(30)	—	(69)	—	(7)	(3)	—	(109)
Charge-offs for New loans	(131)	—	—	—	(3)	(150)	—	(284)
Total charge-offs	(170)	—	(104)	(43)	(10)	(182)	—	(509)
Recoveries for ASC 310-30 loans	41	—	—	—	—	70	100	211
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	29	63
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	41	—	30	—	—	74	129	274
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(83)	—	3	(90)	—	(47)	(31)	(248)
Provision (credit) for non-ASC 310-30 loans	(1,021)	(178)	(23)	8	18	59	11	(1,126)
Provision (credit) for New loans	1,339	273	393	1,336	169	3,224	46	6,780
Total provision	235	95	373	1,254	187	3,236	26	5,406
Charge-offs for ASC 310-30 loans	(352)	—	(31)	(33)	—	(76)	(6)	(498)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	(31)	(33)	(35)	(76)	(12)	(540)
Recoveries for ASC 310-30 loans	867	—	31	72	—	11	—	981
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,671	—	31	72	8	11	—	1,793
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
September 30, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	2,897	409	—	3,413	6,719
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	175	175
Total real estate loans	2,897	409	—	3,588	6,894
Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$2,897	$409	$—	$3,588	$6,894
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$3,941	$3,941
Owner-occupied commercial real estate	—	500	—	—	500
1-4 single family residential	373	—	—	2,221	2,594
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	1,899	648	—	2,434	4,981
Total real estate loans	2,272	1,148	—	8,596	12,016
Other loans:
Commercial and industrial	100	177	—	272	549
Consumer	—	—	—	—	—
Total other loans	100	177	—	272	549
Total acquired loans	$2,372	$1,325	$—	$8,868	$12,565

	Accruing
December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$581	$581
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	1,593	—	—	1,821	3,414
Construction, land and development	449	—	—	—	449
Home equity loans and lines of credit	255	—	—	243	498
Total real estate loans	$2,297	$—	$—	$2,645	$4,942
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$2,297	$—	$—	$2,645	$4,942
Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,720	$4,720
Owner-occupied commercial real estate	93	—	—	2,502	2,595
1-4 single family residential	207	—	—	2,728	2,935
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	520	42	—	2,557	3,119
Total real estate loans	$820	$42	$—	$12,507	$13,369
Other loans:
Commercial and industrial	$—	$128	$—	$325	$453
Consumer	—	—	—	—	—
Total other loans	—	128	—	325	453
Total acquired loans	$820	$170	$—	$12,832	$13,822
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

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

September 30, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,925,997	$6,075	$2,174	$—
Owner-occupied commercial real estate	933,439	—	—	—
Construction, land and development	682,354	—	—	—
Commercial and industrial	1,414,275	17,170	—	—
Total new loans	$4,956,065	$23,245	$2,174	$—
Acquired loans:
Commercial real estate	$33,605	$—	$4,291	$—
Owner-occupied commercial real estate	18,006	—	91	—
Construction, land and development	5,890	—	—	—
Commercial and industrial	4,543	—	741	—
Total acquired loans	$62,044	$—	$5,123	$—

December 31, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,435,633	$—	$2,794	$—
Owner-occupied commercial real estate	769,640	174	—	—
Construction, land and development	651,253	—	—	—
Commercial and industrial	1,332,869	—	—	—
Total new loans	$4,189,395	$174	$2,794	$—
Acquired loans:
Commercial real estate	$33,705	$—	$5,081	$—
Owner-occupied commercial real estate	18,388	—	89	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	5,134	—	681	—
Total acquired loans	$63,565	$—	$5,851	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
September 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$1,934,246	$—	$—	$11,089	$—
Owner-occupied commercial real estate	—	933,439	—	—	3,563	—
1-4 single family residential	1,096	2,124,910	—	—	8,147	—
Construction, land and development	—	682,354	—	—	4,377	—
Home equity loans and lines of credit	129	52,816	—	66	406	—
Total real estate loans	$1,225	$5,727,765	$—	$66	$27,582	$—
Other loans:
Commercial and industrial	$—	$1,431,445	$—	$—	$11,695	$—
Consumer	—	4,045	—	—	73	—
Total other loans	$—	$1,435,490	$—	$—	$11,768	$—
Acquired loans:
Real estate loans:
Commercial real estate	$3,941	$33,955	$111,416	$129	$202	$1,664
Owner-occupied commercial real estate	—	18,097	—	—	64	—
1-4 single family residential	759	59,615	28,044	15	199	25
Construction, land and development	—	5,890	13,791	—	36	147
Home equity loans and lines of credit	469	37,538	—	—	224	—
Total real estate loans	$5,169	$155,095	$153,251	$144	$725	$1,836
Other loans:
Commercial and industrial	$272	$5,012	$13,145	$272	$39	$200
Consumer	—	334	1,447	—	7	152
Total other loans	$272	$5,346	$14,592	$272	$46	$352
Total Loans:
Unallocated	$—	$7,498,205	$—	$—	$1,500	$—

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$1,437,846	$—	$221	$7,271	$—
Owner-occupied commercial real estate	—	769,814	—	—	2,536	—
1-4 single family residential	524	2,012,332	—	—	7,049	—
Construction, land and development	—	651,253	—	—	4,391	—
Home equity loans and lines of credit	66	49,753	—	66	339	—
Total real estate loans	$1,171	$4,920,998	$—	$287	$21,586	$—
Other loans:
Commercial and industrial	$—	$1,332,869	$—	$—	$11,592	$—
Consumer	—	4,368	—	—	78	—
Total other loans	$—	$1,337,237	$—	$—	$11,670	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$4,720	$34,066	$130,628	$175	$201	$2,255
Owner-occupied commercial real estate	—	18,477	—	—	61	—
1-4 single family residential	1,612	65,242	31,476	88	213	29
Construction, land and development	—	6,338	17,657	—	47	239
Home equity loans and lines of credit	1,050	41,245	—	—	243	—
Total real estate loans	$7,382	$165,368	$179,761	$263	$765	$2,523
Other loans:
Commercial and industrial	$325	$5,490	$15,147	$325	$51	$277
Consumer	—	334	1,681	—	6	144
Total other loans	$325	$5,824	$16,828	$325	$57	$421

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,096	1,096
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$1,159	$1,159
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$129	$3,605	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	492	512	15	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	469	548
Total real estate loans	$828	$859	$144	$4,341	$5,806
Other loans:
Commercial and industrial	$272	$272	$272	$—	$—
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$581	$221	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$647	$647	$287	$524	$524
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$630	$650	$175	$4,090	$5,397
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	565	512	88	1,047	1,047
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,050	1,415
Total real estate loans	$1,195	$1,162	$263	$6,187	$7,859
Other loans:
Commercial and industrial	$325	$325	$325	$—	$—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

The following table presents the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,629	$—	$386	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,363	—	2,389	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	534	—	1,151	—
Total real estate loans	$5,526	$—	$3,926	$—
Other loans:
Commercial and industrial	$—	$—	$342	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$342	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$336	$—	$4,436	$—
Owner-occupied commercial real estate	—	—	2,097	—
1-4 single family residential	497	—	565	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	66	—
Total real estate loans	$899	$—	$7,164	$—
Other loans:
Commercial and industrial	$299	$—	$345	$—
Consumer	—	—	—	—
Total other loans	$299	$—	$345	$—

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,677	$—	$439	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,174	—	1,689	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	750	—	1,346	—
Total real estate loans	$5,601	$—	$3,474	$—
Other loans:
Commercial and industrial	$—	$—	$342	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$342	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$529	$—	$4,480	$—
Owner-occupied commercial real estate	—	—	2,156	—
1-4 single family residential	509	—	565	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	201	—	36	—
Total real estate loans	$1,239	$—	$7,237	$—
Other loans:
Commercial and industrial	$333	$—	$471	$—
Consumer	—	—	—	—
Total other loans	$333	$—	$471	$—

NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Goodwill	$81,204	$81,204

Core deposit intangible	14,370	14,370
Less: Accumulated amortization	(10,447)	(9,679)
Net core deposit intangible	$3,923	$4,691
Amortization expense for core deposit intangibles for the nine months ended September 30, 2017 and 2016 totaled $768 thousand and $933 thousand, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized for the remainder of 2017 through 2021 is as follows:

	Remainder of 2017	2018	2019	2020	2021
	(Dollars in thousands)
Core deposit intangible	$256	$1,023	$1,023	$491	$360

NOTE 6. DERIVATIVES
The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company uses interest rate derivative contracts, such as swaps and caps, in the normal course of business to meet the financial needs of its customers. The interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss of given default of each counterparty. The Company recorded $1.5 million and $993 thousand of derivative contract fees in noninterest income in the accompanying consolidated statement of income for the three months ended September 30, 2017 and 2016, respectively, and $4.8 million and $3.5 million of derivative contract fees in noninterest income in the accompanying consolidated statement of income for the nine months ended September 30, 2017 and 2016, respectively.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the consolidated statements of income for the three and nine months ended September 30, 2017 or 2016.
No derivative positions held by the Company as of September 30, 2017 were designated as hedging instruments under ASC 815-10.
The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

September 30, 2017	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate swaps - pay floating, receive fixed	$872,749	$17,815	$172,459	$2,324
Interest rate swaps - pay fixed, receive floating	172,459	—	872,749	15,491
Interest rate caps - purchased	72,450	198	—	—
Interest rate caps - sold	—	—	72,450	198
Total derivatives	$1,117,658	$18,013	$1,117,658	$18,013

December 31, 2016	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC 815-10
Interest rate swaps - pay floating, receive fixed	$708,426	$15,268	$182,848	$2,908
Interest rate swaps - pay fixed, receive floating	182,848	—	708,426	12,360
Total derivatives	$891,274	$15,268	$891,274	$15,268
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

September 30, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$18,013	$(2,522)	$15,491

December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$15,268	$(2,908)	$12,360
At September 30, 2017, the Company has pledged investment securities available for sale with a carrying amount of $28.1 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of September 30, 2017 and December 31, 2016, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 13 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 7. DEPOSITS
The following table sets forth the Company’s deposits by category:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,242,562	$905,905
Interest-bearing demand deposits	1,232,116	1,004,452
Interest-bearing NOW accounts	368,796	398,823
Savings and money market accounts	2,885,173	2,780,697
Time deposits	2,377,446	2,215,794
Total deposits	$8,106,093	$7,305,671
Time deposits $100,000 and greater	$1,863,030	$1,675,162
Time deposits greater than $250,000	1,008,429	843,683
The aggregate amount of overdraft demand deposits reclassified to loans was $435 thousand at September 30, 2017. The aggregate amount of maturities for time deposits for each of the five years as of September 30, 2017 totaled $1.33 billion, $1.01 billion, $15.6 million, $13.7 million and $4.3 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $663.9 million and $693.9 million at September 30, 2017 and December 31, 2016, respectively. The Company holds brokered certificates of deposit of $85.3 million and $1.2 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended September 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$25,468	$(9,744)	$15,724	$7,849	$(3,033)	$4,816
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(967)	369	(598)	19,123	(7,372)	11,751
Amounts reclassified to (gain) loss on investment securities	(1,409)	540	(869)	(621)	240	(381)
Balance at end of period	$23,092	$(8,835)	$14,257	$26,351	$(10,165)	$16,186

	Nine Months Ended September 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(6,504)	$2,509	$(3,995)	$(15,371)	$5,928	$(9,443)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	31,650	(12,131)	19,519	43,450	(16,761)	26,689
Amounts reclassified to (gain) loss on investment securities	(2,054)	787	(1,267)	(1,728)	668	(1,060)
Balance at end of period	$23,092	$(8,835)	$14,257	$26,351	$(10,165)	$16,186

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$32,160	$26,064	$106,230	$72,020
Weighted average number of common shares - basic	43,333,947	40,608,706	42,580,426	40,651,201
Effect of dilutive securities:
Employee stock-based compensation awards	2,855,521	2,542,107	3,380,169	2,364,502
Weighted average number of common shares - diluted	46,189,468	43,150,813	45,960,595	43,015,703
Basic earnings per share	$0.74	$0.64	$2.49	$1.77
Diluted earnings per share	$0.70	$0.60	$2.31	$1.67
Weighted average number of anti-dilutive equity awards	41,040	485,706	20,942	173,084
NOTE 10. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended September 30, 2017 and 2016 were 30.2% and 35.5%, respectively. The decrease in the effective tax rate for the third quarter of 2017 was due to the adoption of ASU No. 2016-09 relating to the treatment of excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.1 million tax benefit in the consolidated statement of income for the quarter ended September 30, 2017 which historically was recorded as additional paid-in capital. This was partially offset by higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
The effective tax rates for the nine months ended September 30, 2017 and 2016 were 19.8% and 36.1%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2017 was due to the adoption of ASU No. 2016-09 relating to the treatment of excess tax benefits recognized at settlement for share-based payments which resulted in recording a $18.0 million tax benefit in the consolidated statement of income which historically was recorded as additional paid-in capital. This was partially offset by higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3,107,235	$20.62
Granted	—	—
Exercised	(1,616,198)	20.54
Forfeited	(21,322)	22.72
Expired	(2,337)	22.97
Outstanding at September 30, 2017	1,467,378	$20.68
Exercisable at September 30, 2017	1,454,738	$20.66
Vested at September 30, 2017	1,454,738	$20.66
Vested and expected to vest at September 30, 2017	1,467,378	$20.68
The total unrecognized compensation cost of $8 thousand related to the 2009 Stock Option Plan for share awards outstanding at September 30, 2017 will be recognized over a weighted average remaining period of 1 month.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,164,258	$20.63
Granted	—	—
Exercised	(492,764)	20.27
Forfeited	(10,835)	27.23
Expired	—	—
Outstanding at September 30, 2017	1,660,659	$20.69
Exercisable at September 30, 2017	1,641,321	$20.61
Vested at September 30, 2017	1,641,321	$20.61
Vested and expected to vest at September 30, 2017	1,660,659	$20.69
The total unrecognized compensation cost of $92 thousand related to the 2013 Stock Incentive Plan for share awards outstanding at September 30, 2017 will be recognized over a weighted average remaining period of 6 months.

2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	827,500	$36.11
Granted	37,500	46.89
Exercised	—	—
Forfeited	(52,500)	36.11
Expired	—	—
Outstanding at September 30, 2017	812,500	$36.61
Exercisable at September 30, 2017	—	$—
Vested at September 30, 2017	—	$—
Vested and expected to vest at September 30, 2017	812,500	$36.61
The total unrecognized compensation cost of $5.6 million related to the 2016 Stock Incentive Plan for share awards outstanding at September 30, 2017 will be recognized over a weighted average remaining period of 3.91 years.
2016 Incentive Plan - Restricted Stock Awards
On March 28, 2017, the Compensation Committee granted 83,593 restricted shares (the "Award") of Class A Common Stock to certain Executives. The fair value of the Awards on the grant date was $4.0 million and will be recognized as compensation expense over the requisite vesting period ending December 31, 2019. The Company recognized $1.5 million of compensation expense during the nine months ended September 30, 2017.
2016 Incentive Plan - Restricted Stock Unit Awards
On February 7, 2017, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2017 in the form of restricted stock units (the "Directors' RSU Award"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 24,800 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs vested on each of March 30, 2017, June 30, 2017 and September 30, 2017, and an additional twenty-five percent (25%) will vest on December 31, 2017 provided the participant remains in a continuous service relationship with the Company through such applicable date. Compensation expense will be recognized on a straight-line basis over the requisite vesting period ending December 31, 2017. The Company recognized $842 thousand of compensation expense during the nine months ended September 30, 2017.
On March 28, 2017, the Compensation Committee granted a target of 73,144 and a maximum of 91,430 restricted stock units (the "RSU Award") of Class A Common Stock to a certain Executive. The total target grant date fair value of the RSU Award was $3.5 million, up to a maximum of $4.4 million, and will be recognized on a straight-line basis as compensation expense over the requisite vesting period ending December 31, 2019. The Company recognized $649 thousand of compensation expense during the nine months ended September 30, 2017.
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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $1.0 million as of September 30, 2017 and $1.6 million as of December 31, 2016.
Fees collected on off balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to fund loans	$828,109	$724,380
Unused lines of credit	542,677	410,068
Commercial and standby letters of credit	39,297	26,200
Total	$1,410,083	$1,160,648
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
Interest Rate Derivatives—Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps and caps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap or cap. The Company values its interest rate swap and cap positions using market prices provided by a third party which uses primarily observable market inputs. Interest rate derivatives are further described in Note 6 “Derivatives.”
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
For the three or nine months ended September 30, 2017 and 2016, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of September 30, 2017, there were no interest rate derivatives classified as Level 3.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

September 30, 2017	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$42,743	$—	$42,743
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	587,125	—	587,125
State and municipal obligations	—	26,786	—	26,786
Asset-backed securities	—	615,157	—	615,157
Corporate bonds and other debt securities	57,361	636,055	—	693,416
Preferred stocks and other equity securities	13,014	124,470	—	137,484
Derivative assets - Interest rate contracts	—	18,013	—	18,013
Total	$70,375	$2,050,349	$—	$2,120,724
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$18,013	$—	$18,013
Total	$—	$18,013	$—	$18,013

December 31, 2016	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$16,314	$—	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	558,446	—	558,446
State and municipal obligations	—	27,679	—	27,679
Asset-backed securities	—	577,823	—	577,823
Corporate bonds and other debt securities	53,517	505,777	—	559,294
Preferred stocks and other equity securities	6,908	129,970	—	136,878
Derivative assets - Interest rate contracts	—	15,268	—	15,268
Total	$60,425	$1,831,277	$—	$1,891,702
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$15,268	$—	$15,268
Total	$—	$15,268	$—	$15,268
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no transfers of financial assets between levels of the fair value hierarchy during the three or nine months ended September 30, 2017.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three or nine months ended September 30, 2017, there was not a change in the methods or significant assumptions used to estimate fair value.
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

The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	September 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$6,667	$8,878	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (7.2%)
Other real estate owned	17,599	19,228	Third party appraisals	Collateral discounts and estimated cost to sell	10%

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
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

September 30, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$112,427	$112,427	$112,427	$—	$—
Available for sale securities	2,102,711	2,102,711	70,375	2,032,336	—
FHLB and other bank stock	61,838	61,838	—	61,838	—
Loans, net	7,453,914	7,432,106	—	—	7,432,106
Loans held for sale	13,503	13,503	—	13,503	—
Bank-owned life insurance	199,672	199,672	—	199,672	—
Derivative assets - Interest rate contracts	18,013	18,013	—	18,013	—

Financial Liabilities:
Deposits	$8,106,093	$8,101,687	$—	$8,101,687	$—
Advances from the FHLB and other borrowings	874,222	874,721	—	874,721	—
Derivative liabilities - Interest rate contracts	18,013	18,013	—	18,013	—

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$83,876	$83,876	$83,876	$—	$—
Available for sale securities	1,876,434	1,876,434	60,425	1,816,009	—
FHLB and other bank stock	51,656	51,656	—	51,656	—
Loans, net	6,596,997	6,556,914	—	—	6,556,914
Loans held for sale	20,220	20,220	—	20,220	—
Bank-owned life insurance	198,438	198,438	—	198,438	—
Derivative assets - Interest rate contracts	15,268	15,268	—	15,268	—

Financial Liabilities:
Deposits	$7,305,671	$7,306,148	$—	$7,306,148	$—
Advances from the FHLB and other borrowings	751,103	745,855	—	745,855	—
Derivative liabilities - Interest rate contracts	15,268	15,268	—	15,268	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2017 and December 31, 2016, include cash and cash equivalents.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2017 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2016 with the SEC.
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
Cautionary Note Regarding Forward-Looking Information
This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based on our historical performance or on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with any other cautionary statements that are included elsewhere in this report. We do not undertake any obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements including, but not limited to, those factors described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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
Results of Operations
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans receivable, including accretion income on acquired loans, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of noninterest income, consisting of income from banking service fees, interest rate contract services, bank-owned life insurance ("BOLI") and recoveries on acquired assets. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.
Net Interest Income
Net interest income, a significant contributor to our revenues and net income, represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
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
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the fair value premiums and discounts on our acquired loans, which will also affect our net interest spread, net interest margin and net interest income. We measure net interest income before and after the provision for loan losses required to maintain our ALL at acceptable levels.
Noninterest Income
Our noninterest income includes the following:

•	Service charges and fees;

•	Interest rate contract services;

•	BOLI income;

•	Income from resolution of acquired assets; and

•	Net gains and losses from the sale of OREO assets and investment securities.
Noninterest Expense
Our noninterest expense includes the following:

•	Salaries and employee benefits;

•	Occupancy and equipment expenses;

•	Loan and other real estate related expenses;

•	Professional services;

•	Data processing and network expense;

•	Regulatory assessments and insurance:

•	Marketing and promotions; and

•	Amortization of intangibles.
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
Capital
We manage capital based upon factors that include the level and quality of capital and overall financial condition of the Company, the trend and volume of problem assets, the adequacy of discounts and reserves, the level and quality of earnings, the risk exposures in our balance sheet, the levels of Tier 1, risk-based and tangible equity capital, the ratios of Tier 1, risk-based and tangible equity capital to total assets and risk-weighted assets and other factors.
Performance Highlights
Operating and financial highlights for the three months ended September 30, 2017 include the following:

•	Net revenue of $84.2 million; $86.5 million on a fully tax equivalent basis

•	Reported and Adjusted EPS of $0.70 and $0.74 per share, respectively, on a fully diluted basis

•	New loan portfolio grew sequentially at an annualized rate of 19% when excluding the impact of mortgage sales

•	New loan fundings of $484.8 million during the quarter and mortgage portfolio sales of $68.4 million

•	Demand deposits grew by $221.5 million, or 39% annualized, during the quarter

•	Reported and Adjusted Efficiency ratio of 41.5% and 40.6%, respectively

•	Reported and Adjusted ROA of 128 and 136 basis points, respectively

•	Tangible book value per share was $24.49

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.
Analysis of Results of Operations
The Company reported net income available to common stockholders of $32.2 million, which generated diluted EPS of $0.70 in the third quarter of 2017. Net income available to common stockholders totaled $26.1 million for the third quarter of 2016, which generated diluted EPS of $0.60. The increase in net income was primarily driven by an increase in taxable income of $5.7 million combined with a decrease in income tax expense of $394 thousand. The Company’s results of operations for the third quarter of 2017 produced an annualized return on average assets of 1.28% and an annualized return on average common stockholders’ equity of 11.21% compared to prior year ratios of 1.25% and 10.96%, respectively.
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

	Three Months Ended September 30,
	2017			2016
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$39,646	$136	1.36%	$71,489	$97	0.53%
New loans (4)	6,982,158	69,709	3.91%	5,595,402	49,831	3.48%
Acquired loans (4)(5)	341,056	6,756	7.92%	447,232	15,917	14.24%
Investment securities	2,134,162	20,215	3.71%	1,643,102	14,955	3.56%
Total interest-earning assets	9,497,022	96,816	3.99%	7,757,225	80,800	4.09%
Non-earning assets:
Noninterest-earning assets	473,981			490,465
Total assets	$9,971,003			$8,247,690
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,147,669	$2,694	0.93%	$761,462	$1,053	0.55%
Interest-bearing NOW accounts	398,322	763	0.76%	421,050	386	0.36%
Savings and money market accounts	2,885,716	6,901	0.95%	2,375,041	3,932	0.66%
Time deposits (6)	2,161,905	6,776	1.24%	2,167,355	6,365	1.17%
FHLB advances and other borrowings (6)	1,030,437	3,901	1.48%	691,901	1,786	1.01%
Total interest-bearing liabilities	7,624,049	21,035	1.09%	6,416,809	13,522	0.83%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,149,981			810,374
Other liabilities	59,139			77,339
Stockholders’ equity	1,137,834			943,168
Total liabilities and stockholders’ equity	$9,971,003			$8,247,690
Net interest income		$75,781			$67,278
Net interest spread			2.90%			3.26%
Net interest margin			3.17%			3.44%

	Nine Months Ended September 30,
	2017			2016
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$41,592	$344	1.11%	$83,538	$259	0.41%
New loans (4)	6,675,685	192,975	3.81%	5,231,893	138,617	3.49%
Acquired loans (4)(5)	354,928	21,595	8.11%	503,869	51,061	13.51%
Investment securities	2,048,977	57,697	3.71%	1,604,283	43,799	3.60%
Total interest-earning assets	9,121,182	272,611	3.95%	7,423,583	233,736	4.16%
Non-earning assets:
Noninterest-earning assets	471,602			479,290
Total assets	$9,592,784			$7,902,873
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,078,718	$6,694	0.83%	$689,790	$2,680	0.52%
Interest-bearing NOW accounts	407,504	1,874	0.61%	421,765	1,191	0.38%
Savings and money market accounts	2,916,855	18,874	0.87%	2,214,231	10,193	0.62%
Time deposits (6)	2,106,550	18,835	1.20%	2,014,943	17,305	1.15%
FHLB advances and other borrowings (6)	900,523	8,996	1.32%	862,418	5,717	0.87%
Total interest-bearing liabilities	7,410,150	55,273	1.00%	6,203,147	37,086	0.80%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,056,011			725,141
Other liabilities	46,430			66,021
Stockholders’ equity	1,080,193			908,564
Total liabilities and stockholders’ equity	$9,592,784			$7,902,873
Net interest income		$217,338			$196,650
Net interest spread			2.95%			3.36%
Net interest margin			3.19%			3.54%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.

Third Quarter 2017 compared to Third Quarter 2016
Net interest income was $75.8 million for the third quarter of 2017, an increase of $8.5 million compared to $67.3 million for the same period in 2016. The increase in net interest income reflects a $16.0 million increase in interest income partially offset by a $7.5 million increase in interest expense. For the three months ended September 30, 2017, average earning assets increased by $1.74 billion, or 22.4%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.21 billion, or 18.8%, compared to the three months ended September 30, 2016. The increase in interest income for the third quarter of 2017 was due to a $19.9 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.39 billion and the average interest rate on New loans increased 43 basis points. Interest income on acquired loans decreased $9.2 million for the three months ended September 30, 2017 compared to the third quarter of 2016, primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the third quarter of 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The third quarter of 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield. Interest income on investment securities increased $5.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a $491.1 million, or 29.9%, increase in the average balance combined with a 15 basis point increase in the yield.
Interest expense on deposits increased $5.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an $868.7 million, or 15.2%, increase in the average balance of interest-bearing deposits combined with a 16 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $3.0 million due to a $510.7 million increase in the average balance combined with an increase in rate of 29 basis points. The average rate paid on savings and money market accounts was 0.95% and 0.66% for the three months ended September 30, 2017 and 2016, respectively, the increase driven by the December 2016, March 2017 and June 2017 Federal Reserve rate increases.
The net interest margin for the three months ended September 30, 2017 was 3.17%, a decrease of 27 basis points compared to 3.44% for the three months ended September 30, 2016. The average yield on interest-earning assets decreased by 10 basis points for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, combined with the increase in the average rate paid on interest-bearing liabilities of 26 basis points. The decrease in the average yield on interest-earning assets was primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the third quarter of 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The third quarter of 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield.
Nine Months of 2017 compared to Nine Months of 2016
Net interest income was $217.3 million for the nine months ended September 30, 2017, an increase of $20.7 million compared to $196.7 million for the same period in 2016. The increase in net interest income reflects a $38.9 million increase in interest income partially offset by a $18.2 million increase in interest expense. For the nine months ended September 30, 2017, average earning assets increased by $1.70 billion, or 22.9%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.21 billion, or 19.5%, compared to the nine months ended September 30, 2016. The increase in interest income for the nine months ended September 30, 2017 was due to a $54.4 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.44 billion and the average interest rate on New loans increased 32 basis points. Interest income on acquired loans decreased $29.5 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the nine months ended September 30, 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The nine months ended September 30, 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield. Interest income on investment securities increased $13.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a $444.7 million, or 27.7%, increase in the average balance combined with an 11 basis point increase in the yield.
Interest expense on deposits increased $14.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a $1.17 billion, or 21.9%, increase in the average balance of interest-bearing deposits combined with a 13 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $8.7 million due to a $702.6 million increase in the average balance combined with an increase in rate of 25 basis points. The average rate paid on savings and money market accounts was 0.87% and 0.62% for the nine months ended September 30, 2017 and 2016, respectively.

The net interest margin for the nine months ended September 30, 2017 was 3.19%, a decrease of 35 basis points compared to 3.54% for the nine months ended September 30, 2016. The average yield on interest-earning assets decreased by 21 basis points for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, combined with the increase in the average rate paid on interest-bearing liabilities of 20 basis points. The decrease in the average yield on interest-earning assets was primarily due to a decrease in acquired loan resolutions as compared to the prior period. The heightened payoff activity during the nine months ended September 30, 2016 increased accretion of acquired loan discounts, resulting in additional interest income and a higher yield. The nine months ended September 30, 2017 exhibited a return to normalized paydowns of the acquired loan portfolio, resulting in a lower comparative yield.
Provision for Loan Losses
Third Quarter 2017 compared to Third Quarter 2016
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $2.9 million for the three months ended September 30, 2017, an increase of $881 thousand compared to the $2.0 million provision recorded for the three months ended September 30, 2016. Provision for loan loss expense for the three months ended September 30, 2017 included a $3.3 million provision related to New loans and a $430 thousand release of provision for the acquired loan portfolio. The provision for New loans included $1.5 million of provision expense recorded in response to Hurricane Irma.
The Company performed an extensive review of the loan portfolios impacted by Hurricane Irma including analyzing client flood and casualty insurance coverages, impacts on sources of repayment and underlying collateral, and client payment probability. This analysis was aided by client contact and physical inspection of certain properties. Based on this analysis, the Company does not anticipate any material adverse portfolio or economic impacts to the Bank as a result of Hurricane Irma. The large majority of hurricane related damage reported is covered by insurance, excess collateral value and guarantor support. For the three months ended September 30, 2017, the Bank recorded an unallocated provision expense of $1.5 million to reflect management's estimate of probable credit losses inherent in the loan portfolio related specifically to Hurricane Irma.
Net recoveries were $86 thousand for the third quarter of 2017 as compared to $89 thousand for the same period of 2016. Net recoveries were 0.00% of average loans on an annualized basis for the third quarter of 2017 compared to 0.01% of average loans for the same period of 2016.
Nine Months of 2017 compared to Nine Months of 2016
The provision for loan losses was $6.6 million for the nine months ended September 30, 2017, an increase of $1.2 million compared to the $5.4 million provision recorded for the nine months ended September 30, 2016. Provision for loan loss expense for the nine months ended September 30, 2017 included a $7.7 million provision related to New loans and a $1.0 million release of provision for the acquired loan portfolio. The provision for New loans included the $1.5 million of provision expense recorded in response to Hurricane Irma discussed above.
Net charge-offs were $235 thousand for the nine months ended September 30, 2017 as compared to net recoveries of $1.3 million for the same period of 2016. Net charge-offs were 0.00% of average loans on an annualized basis for the nine months ended September 30, 2017 compared to net recoveries of 0.09% of average loans for the same period of 2016.

Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$941	$884	$2,758	$2,532
Loan and other fees	2,831	2,145	8,374	6,407
Bank-owned life insurance income	1,422	1,288	4,250	3,859
Income from resolution of acquired assets	466	1,052	1,548	2,210
Gain (loss) on sales of other real estate owned	(143)	925	(121)	2,917
Gain (loss) on investment securities	690	749	1,722	1,019
Other noninterest income	2,218	1,099	8,754	2,854
Total noninterest income	$8,425	$8,142	$27,285	$21,798
Third Quarter 2017 compared to Third Quarter 2016
The Company reported noninterest income of $8.4 million for the three months ended September 30, 2017, an increase of $283 thousand compared to the three months ended September 30, 2016. The increase was primarily due to an increase of $1.1 million in other noninterest income as a result of increased income on the sale of loans. The increase was partially offset by a decrease of $1.1 million in gain on sales of other real estate owned, which resulted from a decrease in sales of $2.8 million over the same time period.
Nine Months of 2017 compared to Nine Months of 2016
The Company reported noninterest income of $27.3 million for the nine months ended September 30, 2017, an increase of $5.5 million compared to the nine months ended September 30, 2016. The increase was primarily due to increases of $5.9 million and $2.0 million in other noninterest income and loan and other fees, respectively. The increase in other noninterest income was a result of increases in insurance proceeds and gains on the sale of loans. The increase in loan and other fees was a result of an increase in swap fee income. The increases were partially offset by a decrease of $3.0 million in gain on sales of other real estate owned, which resulted from a decrease in sales of $20.9 million over the same time period.

Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,860	$18,711	$62,843	$56,970
Occupancy and equipment expenses	3,283	3,480	10,016	10,086
Loan and other real estate related expenses	837	1,834	3,252	5,889
Professional services	1,390	1,180	4,250	3,622
Data processing and network	3,397	2,882	9,452	8,541
Regulatory assessments and insurance	2,330	1,860	6,691	5,817
Amortization of intangibles	256	257	768	933
Marketing and promotions	1,130	956	3,423	3,121
Other operating expenses	1,756	1,876	4,880	5,332
Total noninterest expense	$35,239	$33,036	$105,575	$100,311
Third Quarter 2017 compared to Third Quarter 2016
The Company reported noninterest expense of $35.2 million for the three months ended September 30, 2017, an increase of $2.2 million, or 6.7%, compared to the three months ended September 30, 2016. The increase for the period was primarily due to increased salaries and employee benefits of $2.1 million, partially offset by a decrease in loan and other real estate related expenses of $997 thousand.
Salaries and employee benefits expenses increased by $2.1 million, or 11.5%, for the third quarter of 2017 compared to the prior year primarily due to an increase in salary and wages of $1.4 million. This was largely the result of increased employee wages of $784 thousand and increased temporary personnel expense of $659 thousand. Loan and other real estate related expenses decreased $997 thousand, or 54.4%, for the third quarter of 2017 compared to the prior year primarily due to decreases in other real estate related expenses of $407 thousand and other real estate writedowns of $171 thousand.
Nine Months of 2017 compared to Nine Months of 2016
The Company reported noninterest expense of $105.6 million for the nine months ended September 30, 2017, an increase of $5.3 million, or 5.2%, compared to the nine months ended September 30, 2016. The increase for the period was primarily due to increased salaries and employee benefits of $5.9 million, partially offset by a decrease in loan and other real estate related expenses of $2.6 million.
Salaries and employee benefits expenses increased by $5.9 million, or 10.3%, for the nine months ended September 30, 2017 compared to the prior year primarily due to an increase in salary and wages of $4.7 million. This was largely the result of increased temporary personnel expense of $3.0 million and increased employee wages of $1.7 million. Loan and other real estate related expenses decreased $2.6 million, or 44.8%, for the nine months ended September 30, 2017 compared to the prior year primarily due to decreases in other real estate related expenses of $1.3 million and other real estate writedowns of $674 thousand.
Provision for Income Taxes
Third Quarter 2017 compared to Third Quarter 2016
The income tax expense for the three months ended September 30, 2017 totaled $13.9 million, a decrease of $394 thousand compared to an income tax expense of $14.3 million for the three months ended September 30, 2016. The decrease in income tax expense was primarily due to the recognition of $2.1 million of excess tax benefits from stock compensation in the income statement under the recently adopted accounting guidance which historically was recorded as additional paid-in capital, partially offset by an increase in income before income taxes of $5.7 million compared to the prior year. The effective income tax rate for the three months ended September 30, 2017 was 30.2%, compared to the effective tax rate of 35.5% for the three months ended September 30, 2016.

Nine Months of 2017 compared to Nine Months of 2016
The income tax expense for the nine months ended September 30, 2017 totaled $26.2 million, a decrease of $14.5 million compared to an income tax expense of $40.7 million for the nine months ended September 30, 2016. The decrease in income tax expense was primarily due to the $18.0 million effect of a change in the accounting standard related to stock compensation discussed above, partially offset by an increase in income before income taxes of $19.7 million compared to the prior year. The effective income tax rate for the nine months ended September 30, 2017 was 19.8%, compared to the effective tax rate of 36.1% for the nine months ended September 30, 2016.
Analysis of Financial Condition
Total assets were $10.23 billion at September 30, 2017, an increase of $1.14 billion, or 12.5%, from December 31, 2016. The increase in total assets includes an increase of $856.9 million in net loans, of which New loans increased $905.1 million over the period. Acquired loans decreased by $41.8 million as a result of the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, note sales or resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $2.16 billion at September 30, 2017, an increase of $236.5 million from December 31, 2016. The remaining increase in total assets was mainly due to increases in cash and due from banks of $9.8 million and interest-earning deposits in other banks of $18.8 million.
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
The Company’s investment securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, corporate debt, asset-backed securities and preferred stocks. Total investment securities totaled $2.16 billion and $1.93 billion as of September 30, 2017 and December 31, 2016, respectively. No securities were determined to be other-than-temporary impaired as of September 30, 2017 or December 31, 2016.
As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of September 30, 2017 and December 31, 2016, the Bank held approximately $61.8 million and $51.7 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2017 and December 31, 2016, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of September 30, 2017
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$4,121	2.81%	$39,381	2.68%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	52,314	2.44%	342,273	2.48%	193,142	2.79%
State and municipal obligations	—	—	—	—	1,235	4.69%	26,081	2.08%
Asset-backed securities	—	—	32,943	5.78%	444,604	3.73%	135,324	3.48%
Corporate bonds and other debt securities	—	—	246,583	4.05%	136,354	4.04%	292,180	5.11%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	133,084	5.02%
Total available for sale	$—	—%	$335,961	3.96%	$963,847	3.29%	$779,811	4.13%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of September 30, 2017, the effective duration of the Company’s investment portfolio is estimated to be approximately 3.21 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the quarter ended September 30, 2017 totaled $2.13 billion with an annualized pre-tax yield of 3.71% during the quarter.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of September 30, 2017 or December 31, 2016.
Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$1,934,246	25.8%	$1,438,427	21.7%
Owner-occupied commercial real estate	933,439	12.4%	769,814	11.6%
1-4 single family residential	2,126,006	28.4%	2,012,856	30.2%
Construction, land and development	682,354	9.1%	651,253	9.8%
Home equity loans and lines of credit	52,945	0.7%	49,819	0.8%
Total real estate loans	$5,728,990	76.4%	$4,922,169	74.1%
Commercial and industrial	1,431,445	19.1%	1,332,869	20.1%
Consumer	4,045	0.1%	4,368	0.1%
Total new loans	$7,164,480	95.6%	$6,259,406	94.3%
Acquired ASC 310-30 loans:
Commercial real estate	111,416	1.5%	$130,628	2.0%
1-4 single family residential	28,044	0.4%	31,476	0.5%
Construction, land and development	13,791	0.2%	17,657	0.3%
Total real estate loans	$153,251	2.1%	$179,761	2.8%
Commercial and industrial	13,145	0.2%	15,147	0.2%
Consumer	1,447	—%	1,681	—%
Total acquired ASC 310-30 loans	$167,843	2.3%	$196,589	3.0%
Acquired non-ASC 310-30 loans:
Commercial real estate	37,896	0.5%	$38,786	0.6%
Owner-occupied commercial real estate	18,097	0.2%	18,477	0.3%
1-4 single family residential	60,374	0.7%	66,854	1.0%
Construction, land and development	5,890	0.1%	6,338	0.1%
Home equity loans and lines of credit	38,007	0.5%	42,295	0.6%
Total real estate loans	$160,264	2.0%	$172,750	2.6%
Commercial and industrial	5,284	0.1%	5,815	0.1%
Consumer	334	—%	334	—%
Total acquired non-ASC 310-30 loans	$165,882	2.1%	$178,899	2.7%
Total loans	$7,498,205	100.0%	$6,634,894	100.0%
Total loans were $7.50 billion at September 30, 2017, an increase of 13.0% compared to $6.63 billion at December 31, 2016.
Our New loan portfolio increased by 14.5% to $7.16 billion as of September 30, 2017, as compared to $6.26 billion at December 31, 2016. The increase during the nine months ended September 30, 2017 was primarily due organic growth in commercial real estate and owner-occupied commercial real estate.
Acquired loans were $333.7 million at September 30, 2017, a decrease of $41.8 million from $375.5 million at December 31, 2016. The decrease during the nine months ended September 30, 2017 was primarily due to the run-off of the acquired loan portfolio through note sales, receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three and nine months ended September 30, 2017, the Company sold approximately $5.0 million and $11.7 million of acquired loans accounted for under ASC 310-30. These sales, as well as other acquired asset resolutions, resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $753 thousand and $3.0 million for the three and nine months ended September 30, 2017, respectively, which was recognized as interest income.

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	581
1-4 single family residential	3,413	1,821
Construction, land and development	—	—
Home equity loans and lines of credit	175	243
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	3,588	2,645
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	3,588	2,645
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$3,588	$2,645

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$7,149	$9,685
Owner-occupied commercial real estate	—	2,501
1-4 single family residential	5,382	7,822
Construction, land and development	62	87
Home equity loans and lines of credit	2,434	2,557
Commercial and industrial	1,222	428
Consumer	—	68
Total nonaccrual loans	16,249	23,148
Accruing loans 90 days or more past due	1,203	39
Total nonperforming loans	17,452	23,187
Other real estate owned (OREO)	17,599	19,228
Other foreclosed property	11	11
Total acquired nonperforming assets	$35,062	$42,426
Total nonperforming assets	$38,650	$45,071
Nonaccrual loans totaled $19.8 million at September 30, 2017, a decrease of 23.1% from $25.8 million at December 31, 2016. Excluding acquired loans, nonperforming loans totaled $3.6 million at September 30, 2017, an increase of $943 thousand from $2.6 million at December 31, 2016.
Nonperforming assets totaled $38.7 million at September 30, 2017, a decrease of $6.4 million, or 14.2%, from December 31, 2016. The decrease is primarily due to the decrease in acquired nonaccrual loans of $6.9 million. Excluding acquired assets, nonperforming assets totaled $3.6 million at September 30, 2017, compared to $2.6 million at December 31, 2016.

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
The following table sets forth our asset quality ratios for the periods presented:

	September 30, 2017	December 31, 2016
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.05%	0.04%
New loan ALL to total gross new loans	0.57%	0.54%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	5.23%	6.18%
Acquired loan ALL to total gross acquired loans	1.01%	1.16%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.28%	0.39%
Nonperforming assets to total assets	0.38%	0.50%
ALL to nonperforming assets	114.60%	84.08%
ALL to total gross loans	0.59%	0.57%
Net charge-offs (recoveries) to average loans receivable (annualized)	—%	(0.02)%

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

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334
Provision (credit) for ASC 310-30 loans	(41)	—	—	(38)	—	(38)	(8)	(125)
Provision (credit) for non-ASC 310-30 loans	30	(1)	(49)	(2)	(227)	(56)	1	(304)
Provision (credit) for New loans	943	342	(335)	(113)	42	933	(12)	1,800
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	932	341	(384)	(153)	(185)	839	(19)	2,871
Charge-offs for ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for non-ASC 310-30 loans	(30)	—	(9)	—	—	(3)	—	(42)
Charge-offs for New loans	—	—	—	—	(3)	—	—	(3)
Total charge-offs	(30)	—	(9)	—	(3)	(3)	—	(45)
Recoveries for ASC 310-30 loans	27	—	—	—	—	70	—	97
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	—	34
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	27	—	30	—	—	74	—	131
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2016	$9,745	$2,252	$7,439	$3,763	$615	$9,465	$427	$33,706
Provision (credit) for ASC 310-30 loans	110	—	2	(81)	—	(25)	(11)	(5)
Provision (credit) for non-ASC 310-30 loans	(68)	(56)	27	7	1	64	5	(20)
Provision (credit) for New loans	111	141	(639)	998	19	1,332	53	2,015
Total provision	153	85	(610)	924	20	1,371	47	1,990
Charge-offs for ASC 310-30 loans	—	—	(31)	—	—	—	(4)	(35)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	—	(31)	—	—	—	(4)	(35)
Recoveries for ASC 310-30 loans	106	—	—	10	—	—	—	116
Recoveries for non-ASC 310-30 loans	—	—	—	—	8	—	—	8
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	106	—	—	10	8	—	—	124
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(623)	—	31	(49)	—	(118)	(92)	(851)
Provision (credit) for non-ASC 310-30 loans	(15)	3	(48)	(11)	(12)	(66)	(28)	(177)
Provision (credit) for New loans	3,728	1,027	1,098	(14)	70	253	(5)	6,157
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	3,090	1,030	1,081	(74)	58	69	(125)	6,629
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	(30)	—	(69)	—	(7)	(3)	—	(109)
Charge-offs for New loans	(131)	—	—	—	(3)	(150)	—	(284)
Total charge-offs	(170)	—	(104)	(43)	(10)	(182)	—	(509)
Recoveries for ASC 310-30 loans	41	—	—	—	—	70	100	211
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	29	63
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	41	—	30	—	—	74	129	274
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(83)	—	3	(90)	—	(47)	(31)	(248)
Provision (credit) for non-ASC 310-30 loans	(1,021)	(178)	(23)	8	18	59	11	(1,126)
Provision (credit) for New loans	1,339	273	393	1,336	169	3,224	46	6,780
Total provision	235	95	373	1,254	187	3,236	26	5,406
Charge-offs for ASC 310-30 loans	(352)	—	(31)	(33)	—	(76)	(6)	(498)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(352)	(1)	(31)	(33)	(35)	(76)	(12)	(540)
Recoveries for ASC 310-30 loans	867	—	31	72	—	11	—	981
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,671	—	31	72	8	11	—	1,793
Ending ALL balance
ASC 310-30 loans	2,330	—	29	277	—	341	369	3,346
Non-ASC 310-30 loans	867	284	309	44	282	119	9	1,914
New loans	6,807	2,053	6,460	4,376	361	10,376	92	30,525
Balance at September 30, 2016	$10,004	$2,337	$6,798	$4,697	$643	$10,836	$470	$35,785

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	September 30, 2017		December 31, 2016
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$11,089	25.8%	$7,492	21.7%
Owner-occupied commercial real estate	3,563	12.4%	2,536	11.6%
1-4 single family residential	8,147	28.4%	7,049	30.2%
Construction, land and development	4,377	9.1%	4,391	9.8%
Home equity loans and lines of credit	472	0.7%	405	0.8%
Total real estate loans	27,648	76.4%	21,873	74.1%
Other loans:
Commercial and industrial	11,695	19.1%	11,592	20.1%
Consumer	73	0.1%	78	0.1%
Total other loans	11,768	19.2%	11,670	20.2%
Total new loans	$39,416	95.6%	$33,543	94.3%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,664	1.5%	$2,255	2.0%
1-4 single family residential	25	0.4%	29	0.5%
Construction, land and development	147	0.2%	239	0.3%
Total real estate loans	1,836	2.1%	2,523	2.8%
Other loans:
Commercial and industrial	200	0.2%	277	0.2%
Consumer	152	—%	144	—%
Total other loans	352	0.2%	421	0.2%
Total Acquired ASC 310-30 loans	$2,188	2.3%	$2,944	3.0%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$331	0.5%	$376	0.6%
Owner-occupied commercial real estate	64	0.2%	61	0.3%
1-4 single family residential	214	0.7%	301	1.0%
Construction, land and development	36	0.1%	47	0.1%
Home equity loans and lines of credit	224	0.5%	243	0.6%
Total real estate loans	869	2.0%	1,028	2.6%
Other loans:
Commercial and industrial	311	0.1%	376	0.1%
Consumer	7	—%	6	—%
Total other loans	318	0.1%	382	0.1%
Total Acquired Non-ASC 310-30 loans	$1,187	2.1%	$1,410	2.7%
Unallocated:	$1,500	—%	$—	—%
Total loans	$44,291	100.0%	$37,897	100.0%

As of September 30, 2017, our New loans have exhibited limited delinquency and credit loss history restricting the establishment of an observable loss trend. Given this lack of sufficient loss history on the new loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $6.4 million to $44.3 million at September 30, 2017 from $37.9 million at December 31, 2016, primarily due to the increase in New loans of $905.1 million and an unallocated provision of $1.5 million to reflect management's estimate of probable credit losses inherent in the loan portfolio related specifically to Hurricane Irma. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 114.60% and 0.59% as of September 30, 2017, compared to 84.08% and 0.57% at December 31, 2016. The increase in the ALL as a percentage of nonperforming assets was primarily the result of a decrease in nonaccrual loans.
Net recoveries were $86 thousand for the third quarter of 2017 compared to $89 thousand for the third quarter of 2016. Net recoveries were 0.00% of average loans on an annualized basis for the third quarter of 2017, compared to 0.01% for the same period in 2016.
Net charge-offs were $235 thousand for the nine months ended September 30, 2017 compared to net recoveries of $1.3 million for the same period in 2016. Net charge-offs were 0.00% of average loans on an annualized basis for the nine months ended September 30, 2017, compared to net recoveries of 0.09% of average loans for the same period in 2016.
Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial real estate	$3,753	$4,033
1-4 single family residential	2,322	1,664
Construction, land and development	11,524	13,531
Total	$17,599	$19,228

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$18,540	$29,290	$19,228	$39,340
Transfers from loan portfolio	406	710	1,800	11,332
Impairments	(54)	(225)	(437)	(1,111)
Sales	(1,293)	(4,121)	(2,992)	(23,907)
Balance at end of period	$17,599	$25,654	$17,599	$25,654
Total OREO held by the Company was $17.6 million as of September 30, 2017, a decrease of $1.6 million from December 31, 2016. The decrease in other real estate owned was due to OREO sales of $3.0 million during the nine months ended September 30, 2017 partially offset by $1.8 million in transfers from the loan portfolio.

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
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$198,250	$170,817	$198,438	$168,246
Net gain in cash surrender value	1,422	1,288	4,250	3,859
Mortality-related reduction in cash surrender value	—	—	(3,016)	—
Balance at end of period	$199,672	$172,105	$199,672	$172,105
The company recognized $1.4 million and $1.3 million of BOLI income for the three months ended September 30, 2017 and 2016, resulting in a pre-tax yield of 2.88% and 3.01%, respectively. The company recognized $4.3 million and $3.9 million of BOLI income for the nine months ended September 30, 2017 and 2016, resulting in a pre-tax yield of 2.91% and 3.02%, respectively. The total death benefit of the BOLI policies at September 30, 2017 and December 31, 2016 totaled $587.4 million and $591.9 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost core deposits.
The following table shows the deposit mix as of the periods presented:

	September 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,242,562	15.3%	$905,905	12.4%
Interest-bearing demand deposits	1,232,116	15.2%	1,004,452	13.7%
Interest-bearing NOW accounts	368,796	4.6%	398,823	5.5%
Savings and money market accounts	2,885,173	35.6%	2,780,697	38.1%
Time deposits	2,377,446	29.3%	2,215,794	30.3%
Total deposits	$8,106,093	100.0%	$7,305,671	100.0%
Total deposits at September 30, 2017 were $8.11 billion, an increase of $800.4 million, or 11.0%, from December 31, 2016. The increase in deposits consisted of a $638.8 million increase in core deposits and a $161.7 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represent 70.7% of total deposits at September 30, 2017, an increase from 69.7% at December 31, 2016.
The increase in core deposits was primarily due to growth in noninterest-bearing demand deposits and savings and money market accounts due to retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended September 30, 2017 was 0.88%. This represents an increase of 16 basis points as compared to the average rate paid on deposits of 0.72% for the three months ended September 30, 2016. The average rate paid on deposits for the nine months ended September 30, 2017 was 0.82%. This represents an increase of 13 basis points as compared to the average rate paid on deposits of 0.69% for the nine months ended September 30, 2016.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

September 30, 2017
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$235,476
After three months through six months	300,755
After six months through twelve months	522,938
After twelve months	803,861
Total	$1,863,030
Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
FHLB advances	$788,000	$592,250
Securities sold under repurchase agreements	57,976	131,621
Retail repurchase agreements	28,246	26,386
Total contractual outstanding	874,222	750,257
Fair value adjustment	—	846
Total borrowings	$874,222	$751,103
At September 30, 2017, total borrowings were $874.2 million, an increase of $123.1 million, or 16.4%, from $751.1 million at December 31, 2016. The increase in total borrowings was primarily driven by the $195.8 million increase in FHLB advances partially offset by a decrease in securities sold under repurchase agreements of $73.6 million. The increase in FHLB advances was due to the fluctuations of public fund deposits combined with the overall growth in the balance sheet.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$475,000	$346,250	$635,300	$723,250
Balance outstanding at end of period	238,000	150,000	238,000	150,000
Average outstanding during the period	392,546	275,519	440,400	491,485
Average interest rate during the period	1.17%	0.69%	0.99%	0.63%
Average interest rate at the end of the period	1.16%	0.69%	1.16%	0.69%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$1,117,278	$923,172	$982,441	$876,109
Net income	32,160	26,064	106,230	72,020
Stock-based compensation and warrant expense	2,214	1,666	5,970	3,904
Treasury stock purchases	—	(3,474)	—	(23,738)
Stock issued in connection with equity awards and warrants	5,901	7,311	43,223	12,200
Other	(13)	(24)	(43)	(39)
Other comprehensive income	(1,467)	11,370	18,252	25,629
Balance at end of period	$1,156,073	$966,085	$1,156,073	$966,085
For the three months ended September 30, 2017 the Company reported net income of $32.2 million, an increase of $6.1 million, compared to a net income of $26.1 million for the three months ended September 30, 2016. The Company’s results of operations for the period ended September 30, 2017 produced an annualized return on average assets of 1.28% and an annualized return on average common stockholders’ equity of 11.21% compared to prior year ratios of 1.25% and 10.96%, respectively.
For the nine months ended September 30, 2017 the Company reported net income of $106.2 million, an increase of $34.2 million, compared to a net income of $72.0 million for the nine months ended September 30, 2016. The Company’s results of operations for the period ended September 30, 2017 produced an annualized return on average assets of 1.48% and an annualized return on average common stockholders’ equity of 13.15% compared to prior year ratios of 1.21% and 10.56%, respectively.
Stockholders’ equity totaled $1.16 billion as of September 30, 2017, an increase of $173.6 million from $982.4 million as of December 31, 2016, primarily driven by net income of $106.2 million, exercises of stock options and warrants of $43.2 million and other comprehensive income of $18.3 million.
Warrants
The following table presents the activity during the nine months ended September 30, 2017 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,685,927	$26.48
Granted	—	—
Exercised	(807,475)	25.97
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2017	1,878,452	$26.70
Exercisable at September 30, 2017	1,878,452	$26.70
Vested at September 30, 2017	1,878,452	$26.70
Vested and expected to vest at September 30, 2017	1,878,452	$26.70

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
Information presented for September 30, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
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
The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

			Minimum Capital Requirement		Well Capitalized Requirement
September 30, 2017	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,047,265	10.62%	$394,374	4.0%	$492,967	5.0%
Common equity tier 1 capital ratio	1,047,265	12.16%	387,404	4.5%	559,584	6.5%
Tier 1 risk-based capital ratio	1,047,265	12.16%	516,539	6.0%	688,718	8.0%
Total risk-based capital ratio	1,094,592	12.71%	688,718	8.0%	860,898	10.0%

Bank
Tier 1 leverage ratio	$908,141	9.38%	$387,168	4.0%	$483,960	5.0%
Common equity tier 1 capital ratio	908,141	10.83%	377,495	4.5%	545,270	6.5%
Tier 1 risk-based capital ratio	908,141	10.83%	503,326	6.0%	671,102	8.0%
Total risk-based capital ratio	953,436	11.37%	671,102	8.0%	838,877	10.0%

			Minimum Capital Requirement		Well Capitalized Requirement
December 31, 2016	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$891,584	10.29%	$346,518	4.0%	$433,148	5.0%
Common equity tier 1 capital ratio	891,584	11.93%	336,328	4.5%	485,807	6.5%
Tier 1 risk-based capital ratio	891,584	11.93%	448,437	6.0%	597,916	8.0%
Total risk-based capital ratio	930,821	12.45%	597,916	8.0%	747,395	10.0%

Bank
Tier 1 leverage ratio	$795,207	9.33%	$340,856	4.0%	$426,070	5.0%
Common equity tier 1 capital ratio	795,207	10.87%	329,194	4.5%	475,503	6.5%
Tier 1 risk-based capital ratio	795,207	10.87%	438,926	6.0%	585,234	8.0%
Total risk-based capital ratio	834,679	11.41%	585,234	8.0%	731,543	10.0%
At September 30, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject. At September 30, 2017, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2017 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (the "Order"), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions ("SOP") and that the Bank maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of September 30, 2017 and December 31, 2016, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
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
The Bank has access to additional borrowings through secured FHLB and FRB advances, unsecured borrowing lines from correspondent banks and repurchase agreements. At September 30, 2017, the Company had additional capacity to borrow from the FHLB and FRB of $1.37 billion and $34.5 million, respectively. Also, at September 30, 2017, the Company has unused credit lines with financial institutions of $515.0 million.
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
On April 27, 2015, the Company approved a stock repurchase program (subsequently modified) under which the Company is authorized to acquire up to an aggregate of $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of September 30, 2017, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. Our reserve for unfunded commitments totaled $1.0 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively.
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
The following table summarizes commitments as of the dates presented:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to fund loans	$828,109	$724,380
Unused lines of credit	542,677	410,068
Commercial and standby letters of credit	39,297	26,200
Total	$1,410,083	$1,160,648
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures
The Company views certain non-operating items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as adjustments to net income. Non-operating adjustments for the third quarter of 2017 include $51 thousand of severance expense, $125 thousand of other operating expense and $690 thousand gain on investment securities.
The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Adjusted Net Income
(Unaudited)
	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Net Income	$32,160	$35,081	$38,989	$27,896	$26,064
Pre-tax Adjustments
Noninterest income
Less: gain (loss) on investment securities	690	255	777	800	749
Noninterest expenses
Salaries and employee benefits	51	223	56	132	72
Occupancy and equipment	—	—	—	43	—
Other operating expenses	125	21	12	66	7
Taxes
Tax effect of adjustments	2,541	(2,534)	(9,147)	(160)	(10)
Adjusted Net Income	$34,187	$32,536	$29,133	$27,177	$25,384

Average assets	$9,971,003	$9,602,354	$9,196,483	$8,764,938	$8,247,690
ROA	1.28%	1.47%	1.72%	1.26%	1.25%
Adjusted ROA	1.36%	1.36%	1.28%	1.23%	1.22%
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands, except share and per share data)
Total assets	$10,229,332	$9,901,392	$9,533,222	$9,090,134	$8,531,152
Less:
Goodwill and other intangible assets	85,127	85,383	85,639	85,895	86,151
Tangible assets	$10,144,205	$9,816,009	$9,447,583	$9,004,239	$8,445,001
Total stockholders’ equity	$1,156,073	$1,117,278	$1,055,247	$982,441	$966,085
Less:
Goodwill and other intangible assets	85,127	85,383	85,639	85,895	86,151
Tangible stockholders’ equity	$1,070,946	$1,031,895	$969,608	$896,546	$879,934
Shares outstanding	43,728,302	43,208,418	42,432,062	41,157,571	40,912,571
Tangible book value per share	$24.49	$23.88	$22.85	$21.78	$21.51
Average assets	$9,971,003	$9,602,354	$9,196,483	$8,764,938	$8,247,690
Average equity	$1,137,834	$1,086,554	$1,014,839	$974,544	$943,168
Average goodwill and other intangible assets	$85,257	$85,511	$85,766	$86,029	$86,276
Tangible average equity to tangible average assets	10.6%	10.5%	10.2%	10.2%	10.5%
Tangible common equity ratio	10.6%	10.5%	10.3%	10.0%	10.4%
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
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2016 to September 30, 2017. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC.
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

FCB Financial Holdings, Inc. (Registrant)

Date:	November 3, 2017	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	/s/ Jack Partagas
Jack Partagas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)