Form 10-K
period 2017-12-31
FCB FINANCIAL HOLDINGS, INC.
filed 2018-02-23
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________
FORM 10-K

 _______________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2.00 billion.
As of February 1, 2018, the registrant had 44,723,757 shares of Class A Common Stock outstanding and 0 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1. Business
Business Overview
FCB Financial Holdings, Inc. ("FCB") is a bank holding company, headquartered in Weston, Florida, with one wholly-owned national bank subsidiary, Florida Community Bank, National Association. We provide a range of financial products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 46 branches in south and central Florida. We target retail customers and commercial customers who are engaged in a wide variety of industries including healthcare and professional services; retail and wholesale trade; tourism; agricultural services; manufacturing; distribution and distribution-related industries; technology; automotive; aviation; food products; building materials; residential housing; and commercial real estate.
Since our formation in April 2009, we have raised equity capital and acquired certain assets and assumed certain liabilities of eight failed banks from the FDIC, as receiver. In January 2014, we acquired Great Florida Bank, which, combined with the acquisitions of the eight failed banks, are collectively referred to as the “Acquisitions”. Through the integration of the operations and systems of the acquired banks, we have transformed into a large, integrated commercial bank. Subsequent to the Acquisitions, we have focused on internal growth. From the Acquisitions and our internal growth, our consolidated total assets, total deposits and total stockholders’ equity were $10.68 billion, $8.67 billion and $1.18 billion at December 31, 2017.
Acquisitions
Floridian Community Bank
On November 27, 2017, the Company announced the signing of a definitive agreement for FCB Financial Holdings, Inc. to acquire Floridian Community Holdings, Inc., the parent company of Floridian Community Bank (“Floridian”). On February 5, 2018, the Company announced it had received approval from both the Federal Reserve Bank of Atlanta and the Office of the Comptroller of the Currency of its applications for the acquisition of Floridian. On February 20, 2018, Floridian shareholders approved the merger. Floridian, founded in 2003, is a state-chartered bank with 5 full-service branches located in South Florida. Under the terms of the merger agreement, which has been unanimously approved by the Board of each company, the transaction is expected to close in March of 2018, subject to certain customary closing conditions.
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
Interest Rate Derivative Contracts: Beginning in 2013 we entered into an interest rate derivative contract program with another financial institution enabling us to provide our customers with the ability to enter into interest rate caps and swap their variable rate interest obligations into fixed rate payment obligations. We establish interest rate swap transactions with our clients and simultaneously enter into an offsetting interest rate swap transaction with the other financial institution. All interest rate risk on the swap transactions is held by the other financial institution and our client. The amount of collateral required to be posted by either the Company or the other financial institution varies based on the amount of net exposure on the outstanding swaps. We are compensated at the inception of these derivative transactions by a fee received from the other financial institution.
Risk Participation Agreements: We periodically enter into risk participation agreements to manage the credit risk of our derivative positions or to take on credit exposure to generate additional revenue. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. In these types of transactions, the lead participant (purchaser) has a swap agreement with a customer. The lead participant then enters into a risk participation agreement with a counterparty (seller), under which the counterparty receives a fee to accept a portion of the lead participant's credit risk. If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the lead participant for the counterparty's percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. If the customer defaults on the swap contract and the seller fulfills its payment obligations under the risk participation agreement, the seller is entitled to a pro rata share of the lead participant's claims against the customer under the terms of the swap agreement.
Syndicated Loans: We participate in syndicated loans when we believe our participation will provide an attractive return and we are comfortable with the risk profile of the loan. In 2013, we expanded our syndicated loan program beyond our focus on Florida-based companies to a more geographically diversified portfolio that includes companies located throughout the United States. As of December 31, 2017 and 2016, we held approximately $289.1 million and $433.0 million of syndicated national loans, respectively.
Retail Deposit Product Offerings: We offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts and certificates of deposit. Our retail depository products include a variety of checking products designed to meet various customer needs as well as personal savings, money market accounts, certificates of deposit and IRAs.
Retail Credit Product Offerings: We provide a variety of customized loan programs to accommodate the needs of our retail client base. Consumer loans are primarily on a secured basis, while unsecured credit card products are offered and sold to our customers through a third party. Consumer loan products include personal loans, auto loans, recreational loans, and home improvement/second mortgage loans.
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
Our top five market areas include the Miami-Fort Lauderdale-West Palm Beach MSA, Naples-Immokalee-Marco Island, FL MSA, Orlando-Kissimmee-Sanford, FL MSA, Cape Coral-Fort Myers, FL MSA, North Port-Sarasota-Bradenton, FL MSA and Tampa-St. Petersburg-Clearwater, FL MSA of which we held 1.69%, 4.00%, 1.31%, 3.01% and 0.59%, respectively, of the deposit market share as of June 30, 2017. Overall, in the Florida marketplace, the Company ranks 15th in total deposits according to SNL Financial.
We believe that the Bank’s operation as a Florida-based regional bank with a broad base of local customers, as well as the local relationships of the Bank’s senior management team and existing and future relationship-oriented lending officers, enhances our ability to compete with those non-local financial institutions now operating in these markets, but no assurances can be given in this regard.
Employees
As of December 31, 2017, we had 708 full-time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationships with our employees to be positive.
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
In addition, under the previous Basel I-based general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under accounting principles generally accepted in the United States of America (“U.S. GAAP”) are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, banking institutions, such as the Company and the Bank, that are not advanced approaches banking institutions (defined below) may make a one-time permanent election to continue to exclude these items. The Company and the Bank made the decision to elect the AOCI opt-out effective as of the March 31, 2015 reporting period.
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
We believe that, as of December 31, 2017, the Company and the Bank each met all capital adequacy requirements under the New Capital Rules, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective.

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
Bank holding companies with average total consolidated assets greater than $10 billion must conduct an annual stress test of capital and consolidated earnings and losses. FCB will be required to submit the results of our first annual stress test on July 31, 2019 using financial data as of December 31, 2018. Capital ratios reflected in required stress test calculations will most likely be an important factor considered by the Federal Reserve in evaluating payments of dividends or stock repurchases.
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
Volcker Rule
The Dodd-Frank Act significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor “covered funds” (as defined in the Volcker Rule), which may restrict our ability to hold certain securities, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. The Volcker Rule’s requirements relating to proprietary trading generally became effective in July 2015. In December 2014 the Federal Reserve extended the conformance period for investments in, and relationships with, covered funds (including non-conforming collateralized loan obligations) that were in place prior to December 31, 2013 until July 2016, which was subsequently further extended until July 2017. As of December 31, 2017, the Company did not hold any covered funds as defined by the Volcker Rule.

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

Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd-Frank Act may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations. In addition, the Bank anticipates being considered a large institution by the FDIC beginning in the third quarter 2018 and therefore we will face higher assessment rates going forward.
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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank of Atlanta “FHLB”, which is one of the 12 regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta.
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
Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state, and local laws mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers and monitor account activity when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to substantial penalties, reputational damage, regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, or the Bureau, which has broad authority to regulate consumer financial services and products provided by banks, such as the Bank, and various non-bank providers. It has authority to promulgate regulations and issue orders, guidance, policy statements, conduct examinations and bring enforcement actions. For example, the Bureau has adopted rules requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The creation of the Bureau is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.
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
As a result of our Acquisitions, a significant portion of our current interest income has been derived from the realization of accretable discounts on acquired loans. For the year ended December 31, 2017, we recognized $27.9 million of interest income on acquired loans, or 7.4% of total interest income. For the year ended December 31, 2016, we recognized $65.6 million of interest income on acquired loans, or 20.5% of total interest income, and for the year ended December 31, 2015, we recognized $69.2 million of interest income on acquired loans, or 27.8% of total interest income, in each case, a portion of interest income is from the accretable discounts on our acquired loans. While our New loan portfolio has grown significantly over the last three years and represents 96.0% of our outstanding loans at December 31, 2017, if we are unable to continue to replace the remaining acquired loans and related interest income with new performing loans, our financial condition and earnings may be adversely affected.

If we fail to effectively manage credit risk, our business and financial condition will suffer.
There are risks inherent in making or purchasing any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. As of December 31, 2017, approximately 4.0% of loans held by the Bank were obtained through acquisitions. In addition, we continue to grow our commercial loan origination business. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.
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

As of December 31, 2017, approximately 40.7% of our loan portfolio was secured by commercial properties and approximately 29.6% of our loan portfolio was secured by 1-4 single family residential properties located primarily in Florida. A substantial portion of our future loan activities may involve commercial and residential properties in Florida. A concentration of our loans in Florida subjects us to the risk that a downturn in the Florida economy could result in a lower than expected loan origination volume and higher than expected delinquency and foreclosure rates or losses on loans. Further, if Florida real estate markets were depressed, it would become more difficult and costly for us to liquidate foreclosed properties. The occurrence of a natural disaster in Florida, such as a hurricane, tropical storm or other severe weather event, or a manmade disaster could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. In addition, many residents and businesses in Florida have incurred significantly higher property and casualty insurance premiums on their properties which have and may continue to adversely affect real estate sales and values in our markets. We may suffer losses due to the decline in the value of the properties underlying our mortgage loans, which could have a material adverse impact on our operations. Any individual factor or a combination of factors could materially negatively impact our business, financial condition, results of operations and prospects. A high rate of foreclosures or loan delinquencies, could have a material adverse effect on our operations and our business.
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
As of December 31, 2017, commercial and industrial loans constituted $1.65 billion, or 20.7%, and commercial real estate loans constituted $3.25 billion, or 40.7% of our total loan portfolio. We expect that over time, New loan originations will be more focused on commercial and industrial loans. To the extent that the Bank extends credit to commercial borrowers (both commercial and industrial borrowers and commercial real estate borrowers) such loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the related commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of a commercial loan in comparison to other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. In addition, commercial loan customers often have the ability to fund current interest payments through additional borrowings, and as a result the actual credit risk associated with these customers may be worse than anticipated.
The performance of our residential loan portfolio depends in part upon a third-party service provider and a failure by this third party to perform its obligations could adversely affect our results of operations or financial condition.
The majority of our residential loans are serviced by Dovenmuehle Mortgage, Inc., or DMI, which provides both primary servicing and special servicing. Primary servicing includes the collection of regular payments, processing of taxes and insurance, processing of payoffs, handling borrower inquiries and reporting to the borrower. Special servicing is focused on borrowers who are delinquent or on loans which are more complex or in need of more hands-on attention. If the housing market worsens, the number of delinquent mortgage loans serviced by DMI could increase. In the event that DMI, or any third-party servicer we may use in the future, fails to perform its servicing duties or performs those duties inadequately, we could experience a temporary interruption in collecting principal and interest, sustain credit losses on our loans or incur additional costs associated with obtaining a replacement servicer. Any of these events could have a material adverse impact on our results of operations or financial condition. Similarly, if DMI or any future third-party mortgage loan servicer becomes ineligible, unwilling or unable to continue to perform servicing activities, we could incur additional costs to obtain a replacement servicer and there can be no assurance that a replacement servicer could be retained in a timely manner or at similar rates.

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
As of December 31, 2017, the fair value of the Company’s investment securities portfolio was approximately $2.18 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment approach, with concentrations of government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other- than-temporary impairments in future periods and result in realized losses, which could have a material adverse effect on our business.
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
Due to the growth of the Bank over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. As of December 31, 2017, loans included in our New loan portfolio that were originated within the previous 36-month period totaled $5.58 billion, or 72.6%, of total New loans held by the Company. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
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

Changes in taxes and other assessments may adversely affect us.
The legislatures and taxing authorities in the tax jurisdictions in which we operate enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business.
Tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates and assumptions the Company uses in preparing its tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.
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
We will face additional regulatory requirements now that we reached $10 billion in total consolidated assets, which could strain our resources and divert management’s attention.
Certain recent regulatory changes apply only to bank holding companies or depository institutions with more than $10 billion in total consolidated assets. Such changes include requirements to undergo company-run stress tests, establish an enterprise-wide board-level risk committee and develop and implement a compliance program under the Volcker Rule; limitations on debit card interchange fees; increased assessments for FDIC deposit insurance; and direct supervision and examination by the Consumer Financial Protection Bureau. The Company and the Bank both exceeded $10 billion in total consolidated assets as of December 31, 2017, as such, our business and results of operations could be negatively impacted as a result of these additional requirements.
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
Our certificate of incorporation provides that we may issue up to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, and 50,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017, there were 44,371,104 shares of Class A Common Stock and no shares of Class B Common Stock issued and outstanding and no shares of preferred stock outstanding, which does not include shares held in treasury, shares of common stock reserved for issuance upon the exercise of outstanding options or warrants or additional shares reserved for issuance under either of our 2013 Stock Incentive Plan or 2016 Stock Incentive Plan. As of December 31, 2017, there are no remaining awards available from the 2009 Option Plan.
As of December 31, 2017, we had outstanding warrants to purchase 1,274,022 shares of Class A Common Stock and 2,739,877 shares subject to outstanding options, and an aggregate of 64,172 additional shares of common stock reserved for issuance under our 2013 Stock Incentive Plan. In addition, we had outstanding options to purchase 762,500 shares of Class A Common Stock and 834,650 of additional shares of common stock reserved for issuance under our 2016 Stock Incentive Plan, all of which are eligible for sale in the public market to the extent permitted by any applicable vesting requirements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or Securities Act.
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
As of February 1, 2018, our executive officers, directors and three principal stockholders (beneficial owners of greater than 5% of our Class A Common Stock) together beneficially own outstanding shares representing, in the aggregate, approximately 35.4% of the presently outstanding shares of our Class A Common Stock (and after giving effect to the exercise of outstanding options and warrants that are or will become exercisable within 60 days after such date could beneficially own up to approximately 39.3% of the outstanding shares of Class A Common Stock). As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider. In addition, this concentration of ownership of the Company’s Class A Common Stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other stockholders may consider the transaction beneficial, and might adversely affect the market price of our Class A Common Stock.
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

	Market Price Range
	High	Low
Year Ended December 31, 2016
First Quarter 2016	$35.29	$28.64
Second Quarter 2016	$37.75	$30.23
Third Quarter 2016	$39.44	$33.03
Fourth Quarter 2016	$48.90	$35.55
Year Ended December 31, 2017
First Quarter 2017	$50.33	$44.45
Second Quarter 2017	$49.90	$44.45
Third Quarter 2017	$49.00	$39.90
Fourth Quarter 2017	$54.10	$45.10
As of February 1, 2018, we had 44,723,757 shares of Class A Common Stock outstanding (exclusive of 2,727,865 shares held in treasury) and 0 shares of Class B Common Stock outstanding (exclusive of 192,132 shares held in treasury). As of February 1, 2018, FCB Financial Holdings, Inc. had approximately 17 and 0 stockholders of record for our Class A Common Stock and Class B Common Stock, respectively, in each case exclusive of treasury shares.
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

The following graph compares the cumulative total stockholders’ return on our Class A Common Stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index, the SNL U.S. Bank and Thrift Index and an index representing a group of peer banks from August 1, 2014 (the date our Class A Common Stock commenced trading on the NYSE) through December 31, 2017. The comparison assumes that $100 was invested on August 1, 2014 in our Class A Common Stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).
Item 6. Selected Financial Data
The following tables contain certain selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report. The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our audited financial statements included elsewhere in this report or as previously filed. On January 31, 2014, we acquired GFB and their operations are included in the consolidated financial statements from the date of acquisition and therefore may affect the comparability of the information presented below. The selected historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data
Total Assets	$10,677,079	$9,090,134	$7,331,486	$5,957,628	$3,973,370
New loans	7,661,385	6,259,406	4,610,763	3,103,417	1,770,711
Acquired loans ($0, $0, $0, $273,366 and $359,255 covered by FDIC loss share, respectively)	316,399	375,488	582,424	826,173	488,073
Allowance for loan losses	(47,145)	(37,897)	(29,126)	(22,880)	(14,733)
Loans, net	$7,930,639	$6,596,997	$5,164,061	$3,906,710	$2,244,051
FDIC loss share indemnification asset	$—	$—	$—	$63,168	$87,229
Total investment securities	$2,177,684	$1,928,090	$1,584,099	$1,425,989	$1,182,323
Total deposits	$8,673,927	$7,305,671	$5,430,638	$3,978,535	$2,793,533
Borrowings (including FHLB advances of $670,000, $592,250, $806,500, $983,686 and $431,013, respectively)	$749,113	$751,103	$983,183	$1,067,981	$435,866
Selected Income Statement Data
Total interest income	$374,101	$319,316	$249,040	$203,426	$145,263
Total interest expense	78,649	51,600	31,244	28,254	22,940
Net interest income	$295,452	$267,716	$217,796	$175,172	$122,323
Provision for loan losses	9,415	7,655	6,823	10,243	2,914
Net interest income after provision for loan losses	$286,037	$260,061	$210,973	$164,929	$119,409
Total noninterest income	35,016	29,717	(25,322)	17,032	10,942
Total noninterest expense	141,694	133,957	126,604	145,632	104,308
Income before income tax expense	179,359	155,821	59,047	36,329	26,043
Income tax expense	54,165	55,905	5,656	13,957	8,872
Net income	$125,194	$99,916	$53,391	$22,372	$17,171
Per Share Data
Earnings per share—Basic	$2.92	$2.45	$1.29	$0.59	$0.46
Earnings per share—Diluted	$2.71	$2.31	$1.23	$0.58	$0.46
Weighted average shares outstanding—Basic	42,887,142	40,716,588	41,300,979	38,054,158	36,947,192
Weighted average shares outstanding—Diluted	46,120,930	43,225,164	43,293,607	38,258,316	36,949,129
Performance Ratios
Interest rate spread	2.92%	3.29%	3.43%	3.38%	3.54%
Net interest margin	3.17%	3.51%	3.59%	3.53%	3.79%
Return on average assets	1.28%	1.23%	0.82%	0.41%	0.49%
Return on average equity	11.34%	10.80%	6.21%	2.89%	2.35%
Efficiency ratio (company level)	42.57%	44.60%	64.93%	74.88%	77.13%
Average interest-earning assets to average interest-bearing liabilities	123.60%	119.97%	120.53%	118.45%	130.73%
Loans receivable to deposits	91.97%	90.82%	95.63%	98.77%	80.86%
Yield on interest-earning assets	3.96%	4.13%	4.06%	4.06%	4.47%
Cost of interest-bearing liabilities	1.04%	0.84%	0.63%	0.68%	0.93%

Asset Quality Ratios
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.21%	0.39%	0.35%	0.49%	1.51%
Nonperforming assets to total assets	0.29%	0.50%	0.79%	1.58%	1.73%
Covered loans to total gross loans	—%	—%	—%	6.96%	15.90%
ALL to nonperforming assets	150.41%	84.08%	50.47%	24.36%	21.40%
ALL to total gross loans	0.59%	0.57%	0.56%	0.58%	0.65%
Net charge-offs to average loans receivable	—%	(0.02)%	0.01%	0.07%	0.42%
Asset and Credit Quality Ratios - New Loans
Nonperforming New loans to New loans receivable	0.04%	0.04%	0.03%	—%	0.06%
New loan ALL to total gross New loans	0.58%	0.54%	0.52%	0.52%	0.47%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	4.15%	6.18%	2.90%	2.34%	6.78%
Covered acquired loans to total gross acquired loans	—%	—%	—%	33.09%	73.60%
Acquired loan ALL to total gross acquired loans	0.95%	1.16%	0.92%	0.83%	1.32%
Capital Ratios (Company)
Average equity to average total assets	11.3%	11.4%	13.2%	14.2%	20.9%
Tangible average equity to tangible average assets	10.5%	10.4%	12.0%	12.8%	20.0%
Tangible common equity ratio (end of period)	10.3%	10.0%	10.9%	13.0%	17.2%
Tier 1 leverage ratio	10.5%	10.3%	10.3%	12.8%	18.0%
Common equity tier 1 capital ratio	11.9%	11.9%	12.1%	N/A	N/A
Tier 1 risk-based capital ratio	11.9%	11.9%	12.1%	17.0%	24.8%
Total risk-based capital ratio	12.4%	12.5%	12.1%	17.6%	25.3%

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
Our priority is to organically grow loans and deposits within the State of Florida while still opportunistically pursing attractive acquisition opportunities within our markets. Our 46 branch retail network extends from Naples to Sarasota, and further to Brooksville, on the west coast of Florida, from Miami to Daytona Beach on the east coast of Florida, and to Orlando in Central Florida. This market footprint includes three of the four largest MSAs in Florida; Miami-Fort Lauderdale-West Palm Beach, Tampa-St. Petersburg-Clearwater, and Orlando-Kissimmee-Sanford.
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
To support consumer and business awareness of our market presence, financial strength and product offerings, we use traditional print, television and radio advertising channels as well as capitalize on opportunities to support local and state-wide causes that permit increased visibility of our logo, message, and experienced staff. During and following each acquisition the Company has implemented its “Stronger Than Ever” campaign which features outbound calling efforts and print advertising. The campaign communicates the newly acquired institutions’ continuity of staff combined with our financial strength and robust product offerings. By providing a consistent look and message in all marketing efforts we have been able to gain notoriety; increase brand awareness; and attract and retain new customers.
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
Results of Operations
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans receivable, including accretion income on acquired loans, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of noninterest income, consisting of income from banking service fees, interest rate contract services, bank-owned life insurance (“BOLI”) and recoveries on acquired assets. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.
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
We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Our acquisitions in 2010, 2011, and 2014 produce a portion of our interest income from the accretable discounts on acquired loans. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets.
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

Noninterest Income
Our noninterest income includes the following:

•	Service charges and fees;

•	Interest rate contract services;

•	BOLI income;

•	Accretion income;

•	Income from resolution of acquired assets; and

•	Net gains and losses from the sale of OREO assets and investment securities.
Noninterest Expense
Our noninterest expense includes the following:

•	Salaries and employee benefits;

•	Occupancy and equipment expenses;

•	Other real estate and acquired loan resolution related expenses;

•	Professional services;

•	Data processing and network expense;

•	Regulatory assessments and insurance;

•	Marketing and promotions; and

•	Amortization of intangibles.
Financial Condition
The primary factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.
Liquidity
We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities, and the ability to sell certain pools of assets and other factors.
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
Capital
We manage capital based upon factors that include the level and quality of capital and overall financial condition of the Company, the trend and volume of problem assets, the adequacy of discounts and reserves, the level and quality of earnings, the risk exposures in our balance sheet, common equity tier 1 capital, Tier 1 capital, Tier 2 capital, total capital, common equity tier 1 capital ratio, Tier 1 capital ratio, total capital ratio, Tier 1 leverage ratio and other factors.
Performance Highlights
Operating and financial highlights for the year ended December 31, 2017 include the following:

•	Record net income available to common stockholders’ of $125.2 million, or $2.71 per diluted share, an increase of 25.3% over prior year

•	Net interest income of $295.5 million, an increase of 10.4%

•	Total loan portfolio increased 20.2% to $7.98 billion

•	Total deposits grew to $8.67 billion, or 18.7%

•	Efficiency ratio declined to 42.6% from 44.6% for the prior year

•	ROAA increased to 1.28% from 1.23% and ROAE increased to 11.34% from 10.80% from prior year

•	Tangible book value per share increased to $24.66
Analysis of Results of Operations
Net income available to common stockholders’ totaled $125.2 million, which generated diluted earnings per share (“EPS”) of $2.71 for the year ended December 31, 2017. Net income available to common stockholders for the year ended December 31, 2016 totaled $99.9 million, which generated diluted EPS of $2.31. The increase in earnings was primarily driven by increases in interest income and noninterest income of $54.8 million and $5.3 million, respectively. These increases were partially offset by increases in interest expense and noninterest expense of $27.0 million and $7.7 million, respectively. The Company’s results of operations for the year ended December 31, 2017 produced a return on average assets of 1.28% and a return on average common stockholders’ equity of 11.34% compared to prior year ratios of 1.23% and 10.80% respectively.

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

	Years Ended December 31,
	2017			2016			2015
	Average Balance (1)	Interest/ Expense (2)	Yield/Rate	Average Balance (1)	Interest/ Expense (2)	Yield/Rate	Average Balance (1)	Interest/ Expense (2)	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$44,711	$525	1.17%	$78,496	$349	0.44%	$94,162	$176	0.19%
New loans (3)	6,847,577	267,548	3.85%	5,421,058	192,642	3.50%	3,734,285	126,895	3.35%
Acquired loans (3)(4)	346,451	27,852	8.04%	480,129	65,619	13.67%	708,203	69,228	9.78%
Investment securities and other	2,079,977	78,176	3.71%	1,657,610	60,706	3.61%	1,537,840	52,741	3.38%
Total interest-earning assets	9,318,716	374,101	3.96%	7,637,293	319,316	4.13%	6,074,490	249,040	4.06%
Non-earning assets:
FDIC loss share indemnification asset (5)	—			—			10,860
Noninterest-earning assets	473,004			482,868			452,288
Total assets	$9,791,720			$8,120,161			$6,537,638
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,150,274	$9,920	0.86%	$767,788	$4,211	0.55%	$324,053	$1,405	0.43%
Interest-bearing NOW accounts	391,017	2,546	0.65%	412,745	1,538	0.37%	381,081	1,310	0.34%
Savings and money market accounts	2,899,330	26,235	0.90%	2,327,175	14,617	0.63%	1,860,403	9,726	0.52%
Time deposits (6)	2,199,677	27,365	1.24%	2,075,196	23,963	1.15%	1,364,064	13,700	1.00%
FHLB advances and other borrowings (6)	899,287	12,583	1.38%	783,241	7,271	0.92%	1,110,135	5,103	0.45%
Total interest-bearing liabilities	7,539,585	78,649	1.04%	6,366,145	51,600	0.84%	5,039,736	31,244	0.63%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,098,831			764,383			586,473
Other liabilities	49,596			64,438			51,218
Stockholders’ equity	1,103,708			925,195			860,211
Total liabilities and stockholders’ equity	$9,791,720			$8,120,161			$6,537,638
Net interest income		$295,452			$267,716			$217,796
Net interest rate spread			2.92%			3.29%			3.43%
Net interest margin			3.17%			3.51%			3.59%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Includes loans on nonaccrual status.

(4)	Net of allowance for loan losses.

(5)	Amortization expense of FDIC loss share indemnification asset is not included in net interest income presentation.

(6)	Interest expense includes the impact from premium amortization.

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
A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates are as follows:

	Years Ended December 31,			Years Ended December 31,
	2017 compared to 2016			2016 compared to 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (3)	Rate (3)	Total	Volume (3)	Rate (3)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(200)	$376	$176	$(34)	$207	$173
New loans	54,279	20,627	74,906	59,818	5,929	65,747
Acquired loans (1)	(15,234)	(22,533)	(37,767)	(26,267)	22,658	(3,609)
Investment securities	15,757	1,713	17,470	4,251	3,714	7,965
Total change in interest income	$54,602	$183	$54,785	$37,768	$32,508	$70,276
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,679	$3,030	$5,709	$2,331	$475	$2,806
Interest-bearing NOW accounts	(84)	1,092	1,008	111	117	228
Savings and money market accounts	4,236	7,382	11,618	2,654	2,237	4,891
Time deposits (2)	1,476	1,926	3,402	7,970	2,293	10,263
FHLB advances and other borrowings (2)	1,215	4,097	5,312	(1,818)	3,986	2,168
Total change in interest expenses	9,522	17,527	27,049	11,248	9,108	20,356
Total change in net interest income	$45,080	$(17,344)	$27,736	$26,520	$23,400	$49,920

(1)	Includes loans on nonaccrual status.

(2)	Interest expense includes the impact from premium amortization.

(3)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
Year ended December 31, 2017 compared to Year ended December 31, 2016
Net interest income was $295.5 million for the year ended December 31, 2017, an increase of 10.4% compared to $267.7 million for the year ended December 31, 2016. The increase in net interest income reflects a $54.8 million increase in interest income partially offset by a $27.0 million increase in interest expense. For the year ended December 31, 2017, average earning assets increased $1.68 billion, or 22.0%, while average interest-bearing liabilities increased $1.17 billion, or 18.4%, compared to the year ended December 31, 2016.
The increase in interest income was primarily due to a $74.9 million increase in interest income on New loans. The average balance of New loans increased $1.43 billion and the average yield on New loans increased 35 basis points. Interest income on acquired loans decreased $37.8 million compared to prior year, primarily driven by a $133.7 million decrease in the average balance of acquired loans due to continued outperformance of collection and resolution activity in the acquired loan portfolio.

Interest expense on deposits increased $21.7 million due to a $1.06 billion, or 18.9%, increase in the average balance of interest-bearing deposits as well as an increase in the average rate paid on deposits. The increase in the average balance of deposits was primarily due to the focus on cross-selling and deepening both new and existing relationships. The increase in the average rate paid on deposits was partially attributable to rate increases by the Federal Reserve. The average rate paid on time deposits, including the impact of premium amortization, was 1.24% and 1.15% for the years ended December 31, 2017 and 2016, respectively. Interest expense on FHLB advances and other borrowings totaled $12.6 million for the year ended December 31, 2017 as compared to $7.3 million for the prior year. The increase was due to an increase in average rate paid on borrowings of 46 basis points and an increase of $116.0 million, or 14.8%, in the average balance of FHLB advances and other borrowings.
The net interest margin for the year ended December 31, 2017 was 3.17%, a decrease of 34 basis points compared to 3.51% for the year ended December 31, 2016. The average yield on interest-earning assets decreased to 3.96%, or 17 basis points, for the year ended December 31, 2017 as compared to 4.13% for the year ended December 31, 2016. The average rate paid on interest-bearing liabilities increased by 20 basis points, driven by the monetary policy of the Federal Reserve.
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
Interest expense on deposits increased $18.2 million due to a $1.65 billion, or 42.1%, increase in the average balance of interest-bearing deposits as well as an increase in the average rate paid on deposits. The increase in the average balance of deposits was primarily due to the focus on cross-selling and deepening both new and existing relationships. The increase in the average rate paid on deposits was partially attributable to rate increases by the Federal Reserve. The average rate paid on time deposits, including the impact of premium amortization, was 1.15% and 1.00% for the years ended December 31, 2016 and 2015, respectively. Interest expense on FHLB advances and other borrowings totaled $7.3 million for the year ended December 31, 2016 as compared to $5.1 million for the prior year. The increase was primarily due to an increase in average rate paid on borrowings of 47 basis points, partially offset by a decrease of $326.9 million, or 29.4%, in the average balance of FHLB advances and other borrowings.
The net interest margin for the year ended December 31, 2016 was 3.51%, a decrease of 8 basis points compared to 3.59% for the year ended December 31, 2015. The average yield on interest-earning assets increased to 4.13%, or 7 basis points, for the year ended December 31, 2016 as compared to 4.06% for the year ended December 31, 2015. The average rate paid on interest-bearing liabilities increased by 21 basis points, driven by the monetary policy of the Federal Reserve.
Provision for Loan Losses
Year ended December 31, 2017 compared to Year ended December 31, 2016
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. Provision for loan losses increased by $1.8 million, or 23.0%, to $9.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Provision for loan loss expense for the year ended December 31, 2017 included a $9.4 million provision related to New loans, a $1.5 million unallocated provision discussed below, and a $1.5 million recoupment of provision for the acquired loan portfolio. The increase in the provision for New loans is attributable to the $1.43 billion increase in the New loan portfolio average balance. The decrease in the provision for acquired loans is primarily attributable to better than expected performance of the legacy acquired loan portfolio resulting in a reversal of previously recorded provision expense.

The Company performed an extensive review of the loan portfolios impacted by Hurricane Irma including analyzing client flood and casualty insurance coverages, impacts on sources of repayment and underlying collateral, and client payment probability. This analysis was aided by client contact and physical inspection of certain properties. Based on this analysis, the Company does not anticipate any material adverse portfolio or economic impacts to the Bank as a result of Hurricane Irma. The large majority of hurricane related damage reported is covered by insurance, excess collateral value and guarantor support. For the period ended December 31, 2017, the Bank recorded an unallocated provision expense of $1.5 million to reflect management's estimate of probable credit losses inherent in the loan portfolio related specifically to Hurricane Irma.
Net charge-offs were $167 thousand for the year ended December 31, 2017, a change from the prior year $1.1 million of net recoveries. The change in net charge-offs was due to resolution of acquired loans in the 1-4 single family residential, Construction, land and development, and CRE loan categories. Net charge-offs were 0.002% of average loans on for the year ended December 31, 2017 compared to 0.02% of net recoveries to average loans for the prior year.
Year ended December 31, 2016 compared to Year ended December 31, 2015
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

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$3,736	$3,467	$3,184
Loan and other fees	11,415	8,895	8,611
Bank-owned life insurance income	5,647	5,192	4,610
FDIC loss share indemnification loss	—	—	(65,529)
Income from resolution of acquired assets	1,973	3,345	9,605
Gain (loss) on sales of other real estate owned	(176)	3,126	8,107
Gain on investment securities	1,933	1,819	1,906
Other noninterest income	10,488	3,873	4,184
Total noninterest income (loss)	$35,016	$29,717	$(25,322)
Year ended December 31, 2017 compared to Year ended December 31, 2016
The Company reported noninterest income of $35.0 million for the year ended December 31, 2017, an increase of $5.3 million compared to the year ended December 31, 2016. The increase was primarily due to other noninterest income and loan and other fees partially offset by a loss on sale of other real estate and a decrease in income from resolution of acquired assets.
The increase in other noninterest income of $6.6 million, or 170.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 is due to an increase in income from mortality proceeds of $3.5 million and an increase in the gain on loan sales of $2.8 million.

Loan and other fees income increased $2.5 million, or 28.3%, for the year ended December 31, 2017, primarily due to an increase in swap fee income on commercial loans of $2.4 million.
Gain (loss) on sales of other real estate owned decreased to a $176 thousand loss for the year ended December 31, 2017, a decrease of $3.3 million compared to a $3.1 million gain recognized for the year ended December 31, 2016.
Income from resolution of acquired assets totaled $2.0 million for the year ended December 31, 2017, a decrease of $1.4 million, or 41.0%, compared to $3.3 million for the prior year.
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

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$84,830	$76,231	$69,021
Occupancy and equipment expenses	13,463	13,591	14,397
Loan and other real estate related expenses	3,623	7,356	7,740
Professional services	5,940	5,207	5,412
Data processing and network	12,565	11,461	10,671
Regulatory assessments and insurance	8,971	7,872	8,196
Amortization of intangibles	1,023	1,189	1,631
Marketing and promotions	4,587	3,851	3,612
Other operating expenses	6,692	7,199	5,924
Total noninterest expense	$141,694	$133,957	$126,604
Year ended December 31, 2017 compared to Year ended December 31, 2016
The Company reported noninterest expense of $141.7 million for the year ended December 31, 2017, an increase of $7.7 million, or 5.8%, compared to the year ended December 31, 2016. The increase was primarily due to increases in salaries and employee benefits, data processing and network costs, and regulatory assessments and insurance costs partially offset by a decrease in loan and other real estate related expenses.

Salaries and employee benefits, the single largest component of our noninterest expense, totaled $84.8 million for the year ended December 31, 2017, an increase of $8.6 million, or 11.3%, compared to the previous year. The increase is primarily due to an increase in salary expense of $6.3 million primarily related to an increase in full-time equivalent employees, an increase in stock based compensation of $2.7 million and an increase in the related payroll taxes of $1.1 million partially offset by a decrease in bonus and incentive pay of $2.1 million.
Data processing and network expenses increased $1.1 million, or 9.6%, for the year ended December 31, 2017, primarily due to increases in data processing costs of $471 thousand and an increase in software license costs of $431 thousand.
Regulatory assessments and insurance costs increased $1.1 million, or 14.0%, for the year ended December 31, 2017, primarily due to an increase in FDIC insurance expense of $603 thousand and increased insurance costs of $256 thousand.
Loan and other real estate related expenses decreased $3.7 million, or 50.7%, for the year ended December 31, 2017, primarily due to a decrease in other real estate expenses of $1.8 million, a decrease in OREO write downs of $1.1 million and a decrease in loan expenses of $891 thousand.
Year ended December 31, 2016 compared to Year ended December 31, 2015
The Company reported noninterest expense of $134.0 million for the year ended December 31, 2016, an increase of $7.4 million, or 5.8%, compared to the year ended December 31, 2015. The increase was primarily due to an increase in salaries and employee benefits and other operating expenses.
Salaries and employee benefits, the single largest component of our noninterest expense, totaled $76.2 million for the year ended December 31, 2016, an increase of $7.2 million, or 10.4%, compared to the previous year. The increase is primarily due to an increase in salary expense of $2.4 million and bonus expense of $3.2 million which includes compensation expense of $1.1 million related to the long term management incentive program.
Other operating expenses increased $1.3 million, or 21.5%, for the year ended December 31, 2016, primarily due to an increase in printing and supplies, Federal Home Loan Bank Letter of Credit fees, and miscellaneous losses and charge-offs of $478 thousand, $271 thousand, and $253 thousand, respectively.
Provision for Income Taxes
Year ended December 31, 2017 compared to Year ended December 31, 2016
The income tax expense for the year ended December 31, 2017 totaled $54.2 million, a decrease of $1.7 million compared to the year ended December 31, 2016. The decrease in income tax expense was primarily due to $22.0 million of excess tax benefit from stock based compensation recognized during the year as a result of the adoption of ASU 2016-09 that would have otherwise been recorded in additional paid in capital. The decrease in income tax expense was partially offset by the $14.3 million one-time revaluation of the Company's deferred tax position following the prospective federal corporate tax rate reduction as a result of the Tax Cuts and Jobs Act (the "TCJA") and an increase in income before income taxes of $23.5 million The effective income tax rate for the year ended December 31, 2017 was 30.2%, a decrease in the effective tax rate of 5.7% compared to prior year. This decrease was primarily due to an increase in excess tax benefits from stock based compensation, partially offset by the one-time revaluation of the Company's deferred tax position following the prospective federal corporate tax rate reduction as a result of the TCJA.
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

Analysis of Financial Condition
Total assets were $10.68 billion at December 31, 2017, an increase of $1.59 billion, or 17.5%, from December 31, 2016. The increase in total assets includes an increase of $1.33 billion in net loans, of which acquired loans decreased $59.1 million over the period through receipt of payments, loan payoffs or resolution through foreclosure and transfers to OREO. The total securities portfolio was $2.18 billion at December 31, 2017, an increase of $249.6 million from December 31, 2016. The remaining increase in total assets was mainly due to increases in interest-earning deposits in other banks of $24.2 million, other assets of $16.7 million, cash and due from banks of $7.9 million and BOLI of $2.6 million which were partially offset by decreases in net deferred tax assets of $34.3 million and loans held for sale of $7.5 million.
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
The Company’s investment securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, corporate debt, asset-backed securities and preferred stocks. No securities were determined to be other-than-temporarily impaired as of December 31, 2017 or December 31, 2016.
The following table summarizes the carrying value of our securities portfolio as of the periods presented:

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$43,471	$42,838	$16,512	$16,314	$20,930	$20,888
U.S. Government agencies and sponsored enterprises mortgage-backed securities	600,310	595,237	566,377	558,446	392,123	393,115
State and municipal obligations	26,766	26,172	28,109	27,679	2,041	2,215
Asset-backed securities	608,340	610,546	574,521	577,823	503,240	493,934
Corporate bonds and other debt securities	738,994	755,903	560,191	559,294	450,489	444,895
Preferred stock and other equity securities	88,520	90,107	137,228	136,878	171,170	169,575
Total available for sale	$2,106,401	$2,120,803	$1,882,938	$1,876,434	$1,539,993	$1,524,622

As a member institution of the FHLB and the Federal Reserve Bank (“FRB”), the Bank is required to own capital stock in the FHLB and the FRB. As of December 31, 2017, and 2016, the Bank held approximately $56.9 million and $51.7 million, respectively, in FHLB and FRB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2017 and 2016, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.
The following table shows contractual maturities and yields on our investment securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of December 31, 2017
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$4,127	2.81%	$39,344	2.68%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	893	1.59%	56,246	2.45%	374,856	2.50%	168,315	2.79%
State and municipal obligations	—	—	—	—	1,235	4.69%	25,531	2.06%
Asset-backed securities	—	—	27,528	4.88%	429,109	3.72%	151,703	3.56%
Corporate bonds and other debt securities	58,061	3.37%	225,134	4.35%	176,037	4.11%	279,762	4.88%
Preferred stock and other equity securities (1)	—	—	—	—	—	—	88,520	4.77%
Total available for sale	$58,954	3.35%	$313,035	4.03%	$1,020,581	3.30%	$713,831	3.99%

(1)	Preferred stock securities are all fixed-to-floating rate perpetual preferred stock that are callable through June 2025.
As of December 31, 2017, the effective duration of the Bank’s investment portfolio is estimated to be approximately 3.2 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the securities portfolio for the year ended December 31, 2017 totaled $2.08 billion with a pre-tax yield of 3.71%.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of December 31, 2017 or 2016.

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

	December 31,
	2017		2016		2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$2,103,788	26.4%	$1,438,427	21.7%	$998,141	19.2%	$853,074	21.7%	$514,612	22.7%
Owner-occupied commercial real estate	987,781	12.4%	769,814	11.6%	524,728	10.1%	281,703	7.2%	154,983	6.9%
1-4 single family residential	2,185,362	27.4%	2,012,856	30.2%	1,541,255	29.7%	922,657	23.5%	359,818	15.9%
Construction, land and development	684,462	8.6%	651,253	9.8%	537,494	10.4%	232,601	5.9%	75,666	3.3%
Home equity loans and lines of credit	59,636	0.7%	49,819	0.8%	30,945	0.6%	11,826	0.3%	19,303	0.9%
Total real estate loans	$6,021,029	75.5%	$4,922,169	74.1%	$3,632,563	70.0%	$2,301,861	58.6%	$1,124,382	49.7%
Commercial and industrial	1,634,372	20.4%	1,332,869	20.1%	972,803	18.7%	795,000	20.2%	645,153	28.6%
Consumer	5,984	0.1%	4,368	0.1%	5,397	0.1%	6,556	0.2%	1,176	0.1%
Total New loans	$7,661,385	96.0%	$6,259,406	94.3%	$4,610,763	88.8%	$3,103,417	79.0%	$1,770,711	78.4%
Acquired ASC 310-30 loans:
Commercial real estate	104,335	1.3%	130,628	2.0%	$247,628	4.8%	$336,935	8.6%	274,147	12.1%
1-4 single family residential	27,513	0.3%	31,476	0.5%	40,922	0.8%	86,308	2.2%	56,745	2.5%
Construction, land and development	13,167	0.2%	17,657	0.3%	28,017	0.5%	66,700	1.7%	55,936	2.5%
Total real estate loans	$145,015	1.8%	$179,761	2.8%	$316,567	6.1%	$489,943	12.5%	$386,828	17.1%
Commercial and industrial	12,631	0.2%	15,147	0.2%	36,783	0.7%	67,498	1.7%	57,047	2.5%
Consumer	1,423	—%	1,681	—%	2,390	—%	2,803	0.1%	3,992	0.2%
Total Acquired ASC 310-30 loans	$159,069	2.0%	$196,589	3.0%	$355,740	6.8%	$560,244	14.3%	$447,867	19.8%
Acquired non-ASC 310-30 loans:
Commercial real estate	37,736	0.5%	38,786	0.6%	$55,985	1.1%	$70,146	1.8%	9,098	0.5%
Owner-occupied commercial real estate	16,100	0.2%	18,477	0.3%	21,101	0.4%	14,842	0.4%	3,014	0.1%
1-4 single family residential	57,695	0.7%	66,854	1.0%	84,111	1.6%	102,279	2.6%	10,174	0.5%
Construction, land and development	5,889	0.1%	6,338	0.1%	6,338	0.1%	9,729	0.2%	—	—%
Home equity loans and lines of credit	34,589	0.4%	42,295	0.6%	49,407	1.0%	54,704	1.4%	11,998	0.5%
Total real estate loans	$152,009	1.9%	$172,750	2.6%	$216,942	4.2%	$251,700	6.4%	$34,284	1.6%
Commercial and industrial	5,062	0.1%	5,815	0.1%	9,312	0.2%	13,548	0.3%	5,633	0.2%
Consumer	259	—%	334	—%	430	—%	681	—%	289	—%
Total Acquired Non-ASC 310-30 loans	$157,330	2.0%	$178,899	2.7%	$226,684	4.4%	$265,929	6.7%	$40,206	1.8%
Total loans	$7,977,784	100.0%	$6,634,894	100.0%	$5,193,187	100.0%	$3,929,590	100.0%	$2,258,784	100.0%
Total loans were $7.98 billion at December 31, 2017, an increase of 20.2% compared to $6.63 billion at December 31, 2016.
Our New loan portfolio totaled $7.66 billion as of December 31, 2017, an increase of $1.40 billion, or 22.4%, from $6.26 billion as of December 31, 2016. The increase in New loans was primarily due to increases in organic growth in commercial real estate, 1-4 single family residential loans and commercial and industrial loans. The Company purchased $22.9 million of loans during the year ended December 31, 2017. As of December 31, 2017, New loans made up 96.0% of our total loan portfolio as compared to 94.3% as of December 31, 2016.

Acquired loans were $316.4 million at December 31, 2017, a decrease of 15.7% compared to $375.5 million at December 31, 2016. As of December 31, 2017 acquired loans made up 4.0% of our total loan portfolio as compared to 5.7% as of December 31, 2016.

Loan Portfolio Maturities and Interest Rate Sensitivity
The following table summarized the loan contractual maturity distribution by type as of the period presented:

	December 31, 2017
	One Year or Less	After One but Within Five Years	After Five Years	Total
	(Dollars in thousands)
New Loans:
Real estate loans:
Commercial real estate	$244,454	$1,063,436	$795,898	$2,103,788
Owner-occupied commercial real estate	18,383	466,590	502,808	987,781
1-4 single family residential	37,240	32,754	2,115,368	2,185,362
Construction, land and development	162,240	349,149	173,073	684,462
Home equity loans and lines of credit	569	1,925	57,142	59,636
Total real estate loans	462,886	1,913,854	3,644,289	6,021,029
Other loans:
Commercial and industrial	$202,831	$799,343	$632,198	$1,634,372
Consumer	2,542	2,523	919	5,984
Total other loans	205,373	801,866	633,117	1,640,356
Total New loans	$668,259	$2,715,720	$4,277,406	$7,661,385
Acquired ASC 310-30 Loans:
Real estate loans:
Commercial real estate	$45,289	36,105	22,941	104,335
1-4 single family residential	598	982	25,933	27,513
Construction, land and development	3,321	9,211	635	13,167
Total real estate loans	49,208	46,298	49,509	145,015
Other loans:
Commercial and industrial	$1,139	$9,661	$1,831	$12,631
Consumer	192	485	746	1,423
Total other loans	1,331	10,146	2,577	14,054
Total Acquired ASC 310-30 loans	$50,539	$56,444	$52,086	$159,069
Acquired Non-ASC 310-30 Loans:
Real estate loans:
Commercial real estate	$11,359	$23,793	$2,584	$37,736
Owner-occupied commercial real estate	1,639	13,718	743	16,100
1-4 single family residential	223	7,029	50,443	57,695
Construction, land and development	—	5,889	—	5,889
Home equity loans and lines of credit	1,567	780	32,242	34,589
Total real estate loans	14,788	51,209	86,012	152,009
Other loans:
Commercial and industrial	$4,387	$371	$304	$5,062
Consumer	114	145	—	259
Total other loans	4,501	516	304	5,321
Total Acquired Non-ASC 310-30 loans	$19,289	$51,725	$86,316	$157,330
Total Loans	$738,087	$2,823,889	$4,415,808	$7,977,784

The following table summarizes the loan contractual maturity distribution by related interest rate characteristics as of the period presented:

	December 31, 2017
	After One but Within Five Years	After Five Years
	(Dollars in thousands)
New Loans:
Predetermined (fixed) interest rates	$1,011,971	$1,661,813
Floating interest rates	1,703,749	2,615,593
Total	2,715,720	4,277,406
Acquired ASC 310-30 Loans:
Predetermined (fixed) interest rates	40,955	33,941
Floating interest rates	15,489	18,145
Total	56,444	52,086
Acquired Non-ASC 310-30 Loans:
Predetermined (fixed) interest rates	41,669	26,720
Floating interest rates	10,056	59,596
Total	51,725	86,316
Total Loans:
Predetermined (fixed) interest rates	1,094,595	1,722,474
Floating interest rates	1,729,294	2,693,334
Total	$2,823,889	$4,415,808
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

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	581	—	—	—
1-4 single family residential	3,167	1,821	1,454	116	1,052
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	126	243	—	—	—
Commercial and industrial	—	—	—	—	24
Consumer	—	—	—	—	—
Total nonaccrual loans	3,293	2,645	1,454	116	1,076
Accruing loans 90 days or more past due	—	—	—	—	—
Total nonperforming loans	3,293	2,645	1,454	116	1,076
Other real estate owned (OREO)	—	—	—	—	—
Other foreclosed property	—	—	—	—	—
Total new nonperforming assets	$3,293	$2,645	$1,454	$116	$1,076
Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$3,893	$9,685	$5,282	$4,866	$5,400
Owner-occupied commercial real estate	494	2,501	2,247	211	562
1-4 single family residential	1,331	7,822	3,016	1,766	144
Construction, land and development	—	87	—	1,595	16,753
Home equity loans and lines of credit	1,720	2,557	2,295	3,005	1,996
Commercial and industrial	1,622	428	3,721	7,851	7,580
Consumer	—	68	357	—	644
Total nonaccrual loans	9,060	23,148	16,918	19,294	33,079
Accruing loans 90 days or more past due	4,074	39	—	—	—
Total nonperforming loans	13,134	23,187	16,918	19,294	33,079
Other real estate owned (OREO)	14,906	19,228	39,340	74,527	34,682
Other foreclosed property	11	11	—	—	—
Total acquired nonperforming assets	$28,051	$42,426	$56,258	$93,821	$67,761
Total nonperforming assets	$31,344	$45,071	$57,712	$93,937	$68,837
Nonaccrual loans totaled $12.4 million at December 31, 2017, a decrease of 52.1% from $25.8 million at December 31, 2016. Excluding acquired loans, nonperforming loans totaled $3.3 million at December 31, 2017, an increase of $648 thousand from $2.6 million at December 31, 2016.
Nonperforming assets totaled $31.3 million at December 31, 2017, a decrease of $13.7 million, or 30.5%, from December 31, 2016. Excluding acquired assets, nonperforming assets totaled $3.3 million at December 31, 2017, compared to $2.6 million at December 31, 2016.

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
The following table sets forth our asset quality ratios for the periods presented:

	December 31,
	2017	2016	2015	2014	2013
Asset Quality Ratios
Asset and Credit Quality Ratios—New Loans
Nonperforming New loans to New loans receivable	0.04%	0.04%	0.03%	—%	0.06%
New loan ALL to total gross New loans	0.58%	0.54%	0.52%	0.52%	0.47%
Asset and Credit Quality Ratios—Acquired Loans
Nonperforming acquired loans to acquired loans receivable	4.15%	6.18%	2.90%	2.34%	6.78%
Covered acquired loans to total gross acquired loans	—%	—%	—%	33.09%	73.60%
Acquired loan ALL to total gross acquired loans	0.95%	1.16%	0.92%	0.83%	1.32%
Asset and Credit Quality Ratios—Total loans
Nonperforming loans to loans receivable	0.21%	0.39%	0.35%	0.49%	1.51%
Nonperforming assets to total assets	0.29%	0.50%	0.79%	1.58%	1.73%
Covered loans to total gross loans	—%	—%	—%	6.96%	15.90%
ALL to nonperforming assets	150.41%	84.08%	50.47%	24.36%	21.40%
ALL to total gross loans	0.59%	0.57%	0.56%	0.58%	0.65%
Net (recoveries) charge-offs to average loans receivable	—%	(0.02)%	0.01%	0.07%	0.42%
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

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(839)	—	31	(51)	—	(192)	(99)	(1,150)
Provision (credit) for non-ASC 310-30 loans	(8)	(6)	(146)	(11)	(37)	(64)	(29)	(301)
Provision (credit) for New loans	4,723	774	720	(227)	73	3,260	43	9,366
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	3,876	768	605	(289)	36	3,004	(85)	9,415
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	(30)	—	(69)	—	(7)	(3)	—	(109)
Charge-offs for New loans	(131)	—	—	—	(3)	(150)	—	(284)
Total charge-offs	(170)	—	(104)	(43)	(10)	(182)	—	(509)
Recoveries for ASC 310-30 loans	41	—	—	—	—	70	100	211
Recoveries for non-ASC 310-30 loans	—	—	98	—	—	4	29	131
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	41	—	98	—	—	74	129	342
Ending ALL balance
ASC 310-30 loans	1,448	—	25	145	—	126	145	1,889
Non-ASC 310-30 loans	338	55	184	36	199	313	6	1,131
New loans	12,084	3,310	7,769	4,164	475	14,702	121	42,625
Unallocated	—	—	—	—	—	—	—	1,500
Balance at December 31, 2017	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(124)	—	3	(128)	—	(108)	(156)	(513)
Provision (credit) for non-ASC 310-30 loans	(1,512)	(401)	(31)	11	(21)	316	8	(1,630)
Provision (credit) for New loans	2,024	756	982	1,351	213	4,440	32	9,798
Total provision	388	355	954	1,234	192	4,648	(116)	7,655
Charge-offs for ASC 310-30 loans	(429)	—	(31)	(33)	—	(79)	(106)	(678)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(429)	(1)	(31)	(33)	(35)	(79)	(112)	(720)
Recoveries for ASC 310-30 loans	910	—	31	72	—	11	—	1,024
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,714	—	31	72	8	11	—	1,836
Ending ALL balance
ASC 310-30 loans	2,255	—	29	239	—	277	144	2,944
Non-ASC 310-30 loans	376	61	301	47	243	376	6	1,410
New loans	7,492	2,536	7,049	4,391	405	11,592	78	33,543
Balance at December 31, 2016	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(1,487)	—	(37)	(681)	—	(39)	175	(2,069)
Provision (credit) for non-ASC 310-30 loans	589	405	46	(39)	138	11	6	1,156
Provision (credit) for New loans	1,012	818	2,066	1,317	122	2,417	(16)	7,736
Total provision	114	1,223	2,075	597	260	2,389	165	6,823
Charge-offs for ASC 310-30 loans	(270)	—	(436)	(56)	—	(643)	(60)	(1,465)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(132)	—	(8)	(268)
Charge-offs for New loans	—	—	—	—	—	(15)	—	(15)
Total charge-offs	(270)	—	(564)	(56)	(132)	(658)	(68)	(1,748)
Recoveries for ASC 310-30 loans	400	—	174	407	—	177	1	1,159
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12
Total recoveries	400	—	174	407	—	189	1	1,171
Ending ALL balance
ASC 310-30 loans	1,898	—	26	328	—	453	406	3,111
Non-ASC 310-30 loans	1,084	463	332	36	291	60	4	2,270
New loans	5,468	1,780	6,067	3,040	192	7,152	46	23,745
Balance at December 31, 2015	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2014	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733
Provision (credit) for ASC 310-30 loans	735	—	271	107	—	(716)	245	642
Provision (credit) for non-ASC 310-30 loans	490	53	362	75	442	67	35	1,524
Provision (credit) for New loans	2,678	591	2,695	895	(56)	1,229	45	8,077
Total provision	3,903	644	3,328	1,077	386	580	325	10,243
Charge-offs for ASC 310-30 loans	(270)	—	(31)	(1,244)	—	(678)	(113)	(2,336)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(296)	(24)	(29)	(349)
Charge-offs for New loans	—	—	—	(6)	—	(348)	—	(354)
Total charge-offs	(270)	—	(31)	(1,250)	(296)	(1,050)	(142)	(3,039)
Recoveries for ASC 310-30 loans	115	—	—	810	—	13	1	939
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	4	—	4
Total recoveries	115	—	—	810	—	17	1	943
Ending ALL balance
ASC 310-30 loans	3,255	—	325	658	—	958	290	5,486
Non-ASC 310-30 loans	495	58	414	75	285	49	6	1,382
New loans	4,456	962	4,001	1,723	70	4,738	62	16,012
Balance at December 31, 2014	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2013	$3,734	$373	$3,049	$5,239	$67	$6,054	$433	$18,949
Provision (credit) for ASC 310-30 loans	1,263	—	(1,558)	601	—	(1,493)	510	(677)
Provision (credit) for non-ASC 310-30 loans	(3)	(7)	30	(3)	415	(130)	(4)	298
Provision (credit) for New loans	541	10	684	(141)	122	2,120	(43)	3,293
Total provision	1,801	3	(844)	457	537	497	463	2,914
Charge-offs for ASC 310-30 loans	(1,387)	—	(830)	(4,052)	—	(201)	(723)	(7,193)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(339)	(163)	—	(502)
Charge-offs for New loans	—	—	—	(193)	—	—	—	(193)
Total charge-offs	(1,387)	—	(830)	(4,245)	(339)	(364)	(723)	(7,888)
Recoveries for ASC 310-30 loans	310	—	68	368	—	11	1	758
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	310	—	68	368	—	11	1	758
Ending ALL balance
ASC 310-30 loans	2,675	—	85	985	—	2,339	157	6,241
Non-ASC 310-30 loans	5	5	52	—	139	6	—	207
New loans	1,778	371	1,306	834	126	3,853	17	8,285
Balance at December 31, 2013	$4,458	$376	$1,443	$1,819	$265	$6,198	$174	$14,733
As of December 31, 2017, nearly all of our New loans have exhibited limited delinquency and credit loss history to establish an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $9.2 million to $47.1 million at December 31, 2017 from $37.9 million at December 31, 2016, primarily due to the increase in New loans of $1.40 billion. The ALL as a percentage of nonperforming assets and ALL as a percentage of total gross loans was 150.41% and 0.59% as of December 31, 2017, compared to 84.08% and 0.57% at December 31, 2016. The ALL as a percentage of nonperforming assets increased primarily due to the decrease in other real estate owned.

Net loan charge-offs for the year ended December 31, 2017 totaled $167 thousand, a change from $1.1 million of net loan recoveries for the same period of 2016. Net loan recoveries for the year ended December 31, 2016 totaled $1.1 million, a change from $577 thousand net charge-off for the same period of 2015. The ratio of net charge-offs to average New loans outstanding during the years ended December 31, 2017, 2016, 2015, 2014, and 2013 was 0.00%, 0.00%, 0.00%, 0.02%, and 0.02%, respectively. The ratio of net charge-offs to average acquired loans outstanding during the years ended December 31, 2017, 2016, 2015, 2014, and 2013 was 0.05%, (0.23)%, 0.08%, 0.20%, and 1.27%, respectively. The ratio of net charge-offs to total average loans outstanding during the years ended December 31, 2017, 2016, 2015, 2014, and 2013 was 0.00%, (0.02)% 0.01%, 0.07%, and 0.42%, respectively.
The following table provides the allocation of the allowance for loan loss as of the periods presented:

	December 31,
	2017		2016		2015		2014		2013
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$12,084	26.4%	$7,492	21.7%	$5,468	19.2%	$4,456	21.7%	$1,778	22.7%
Owner-occupied commercial real estate	3,310	12.4%	2,536	11.6%	1,780	10.1%	962	7.2%	371	6.9%
1-4 single family residential	7,769	27.4%	7,049	30.2%	6,067	29.7%	4,001	23.5%	1,306	15.9%
Construction, land and development	4,164	8.6%	4,391	9.8%	3,040	10.4%	1,723	5.9%	834	3.3%
Home equity loans and lines of credit	475	0.7%	405	0.8%	192	0.6%	70	0.3%	126	0.9%
Total real estate loans	27,802	75.5%	21,873	74.1%	16,547	70.0%	11,212	58.6%	4,415	49.7%
Other loans:
Commercial and industrial	14,702	20.4%	11,592	20.1%	7,152	18.7%	4,738	20.2%	3,853	28.6%
Consumer	121	0.1%	78	0.1%	46	0.1%	62	0.2%	17	0.1%
Total other loans	14,823	20.5%	11,670	20.2%	7,198	18.8%	4,800	20.4%	3,870	28.7%
Total New loans	$42,625	96.0%	$33,543	94.3%	$23,745	88.8%	$16,012	79.0%	$8,285	78.4%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,448	1.3%	$2,255	2.0%	$1,898	4.8%	$3,255	8.6%	$2,675	12.1%
1-4 single family residential	25	0.3%	29	0.5%	26	0.8%	325	2.2%	85	2.5%
Construction, land and development	145	0.2%	239	0.3%	328	0.5%	658	1.7%	985	2.5%
Total real estate loans	1,618	1.8%	2,523	2.8%	2,252	6.1%	4,238	12.5%	3,745	17.1%
Other loans:
Commercial and industrial	126	0.2%	277	0.2%	453	0.7%	958	1.7%	2,339	2.5%
Consumer	145	—%	144	—%	406	—%	290	0.1%	157	0.2%
Total other loans	271	0.2%	421	0.2%	859	0.7%	1,248	1.8%	2,496	2.7%
Total Acquired ASC 310-30 loans	$1,889	2.0%	$2,944	3.0%	$3,111	6.8%	$5,486	14.3%	$6,241	19.8%

Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$338	0.5%	$376	0.6%	$1,084	1.1%	$495	1.8%	$5	0.5%
Owner-occupied commercial real estate	55	0.2%	61	0.3%	463	0.4%	58	0.4%	5	0.1%
1-4 single family residential	184	0.7%	301	1.0%	332	1.6%	414	2.6%	52	0.5%
Construction, land and development	36	0.1%	47	0.1%	36	0.1%	75.0	0.2%	—	—%
Home equity loans and lines of credit	199	0.4%	243	0.6%	291	1.0%	285	1.4%	139	0.5%
Total real estate loans	812	1.9%	1,028	2.6%	2,206	4.2%	1,327	6.4%	201	1.6%
Other loans:
Commercial and industrial	313	0.1%	376	0.1%	60	0.2%	49	0.3%	6	0.2%
Consumer	6	—%	6	—%	4	—%	6.0	—%	—	—%
Total other loans	319	0.1%	382	0.1%	64	0.2%	55	0.3%	6	0.2%
Total Acquired Non-ASC 310-30 loans	$1,131	2.0%	$1,410	2.7%	$2,270	4.4%	$1,382	6.7%	$207	1.8%
Unallocated allowance for loan loss
Total unallocated	$1,500	—%	$—	—%	$—	—%	$—	—%	$—	—%
Total loans	$47,145	100.0%	$37,897	100.0%	$29,126	100.0%	$22,880	100.0%	$14,733	100.0%
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
The following tables summarize the activity related to the FDIC loss share indemnification asset for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$63,168
Termination of FDIC loss sharing agreements	—	—	(63,168)
Balance at end of period	$—	$—	$—

The following table summarizes the changes in the clawback liability for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$13,846
Termination of FDIC loss sharing agreements	—	—	(13,846)
Balance at end of period	$—	$—	$—
Other Real Estate Owned
The following table shows the composition of OREO as of the periods presented:

	December 31,
	2017	2016
	(Dollars in thousands)
Commercial real estate	$3,578	$4,033
1-4 single family residential	1,165	1,664
Construction, land and development	10,163	13,531
Total	$14,906	$19,228
The following table summarized the activity related to OREO for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$19,228	$39,340	$74,527
Transfers from loan portfolio	2,044	12,244	21,573
Capitalized improvements	—	543	—
Impairments	(670)	(1,751)	(728)
Sales	(5,696)	(31,148)	(56,032)
Balance at end of period	$14,906	$19,228	$39,340
Total OREO held by the Company was $14.9 million as of December 31, 2017, a decrease of $4.3 million from December 31, 2016. The decrease in OREO was due primarily to $5.7 million of sales partially offset by $2.0 million of additions to OREO through loan foreclosures.
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

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$198,438	$168,246	$139,829
Additions from premium payments	—	25,000	25,000
Net gain in cash surrender value	5,647	5,192	4,610
Mortality proceeds receivable	—	—	(1,193)
Mortality-related reduction in cash surrender value	(3,016)	—	—
Balance at end of period	$201,069	$198,438	$168,246
As of December 31, 2017, 2016 and 2015 the BOLI cash surrender value was $201.1 million, $198.4 million and $168.2 million, respectively. The Company recognized $5.6 million, $5.2 million and $4.6 million of BOLI income for the years ended December 31, 2017, 2016 and 2015 resulting in a pre-tax cash value yield of 2.88%, 3.05% and 3.13%, respectively. The total death benefit of the BOLI policies at December 31, 2017, 2016 and 2015 totaled $585.6 million, $591.9 million and $521.8 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix. We will begin to shift our deposit composition from floating rate higher money market deposits to lower cost demand deposits and fixed cost time deposits to lock in rate.
The following table shows the deposit mix as of the periods presented:

	December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,236,685	14.3%	$905,905	12.4%
Interest-bearing demand deposits	1,454,097	16.8%	1,004,452	13.7%
Interest-bearing NOW accounts	363,191	4.2%	398,823	5.5%
Savings and money market accounts	3,013,237	34.7%	2,780,697	38.1%
Time deposits	2,606,717	30.0%	2,215,794	30.3%
Total deposits	$8,673,927	100.0%	$7,305,671	100.0%
Total deposits at December 31, 2017 totaled $8.67 billion, an increase of $1.37 billion, or 18.7%, from December 31, 2016. The increase in total deposits was due to overall net deposit growth across all deposit categories as a result of retail marketing efforts and commercial relationship growth. The increase in deposits consisted of a $977.3 million increase in core deposits and $390.9 million in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts.
The average rate paid on deposits for the year ended December 31, 2017 was 0.85%. This represents an increase of 15 basis points compared to the average rate of 0.70% paid on deposits for the year ended December 31, 2016. The increase in cost of funds is attributable to the increase in interest rates by the Federal Reserve during 2017. As of December 31, 2017, demand deposits grew to 31.0% of total deposits, up from 26.1% as of December 31, 2016. For the year ended December 31, 2017, the average rate paid on interest-bearing demand deposits was 0.86% compared to an average rate of 1.24% paid on time deposits.

The following table shows the remaining maturity of time deposits of $100,000 and greater:

December 31, 2017
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$277,324
After three months through six months	281,050
After six months through twelve months	604,909
After twelve months	820,162
Total	$1,983,445

Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	December 31,
	2017	2016
	(Dollars in thousands)
FHLB advances	$670,000	$592,250
Securities sold under repurchase agreements	50,336	131,621
Retail repurchase agreements	28,777	26,386
Total contractual outstanding	749,113	750,257
Fair value adjustment	—	846
Total borrowings	$749,113	$751,103
At December 31, 2017, total borrowings were $749.1 million, a decrease of $2.0 million, or 0.3%, from $751.1 million at December 31, 2016. The decrease in total borrowings was primarily driven by the $81.3 million decrease in securities sold under repurchase agreements partially offset by an increase in FHLB advances of $77.8 million and an increase in retail repurchase agreements of $2.4 million. The decrease in total borrowings was primarily driven by the use of deposit growth to fund New loan originations.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$635,300	$723,250
Balance outstanding at end of period	270,000	342,250
Average outstanding during the period	347,739	399,986
Average interest rate during the period	1.15%	0.63%
Average interest rate at the end of the period	1.69%	0.67%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$982,441	$876,109	$851,653
Net income	125,194	99,916	53,391
Stock-based compensation and warrant expense	8,038	5,613	5,290
Excess tax benefit of stock-based compensation	—	2,110	2,048
Treasury stock purchase	—	(23,738)	(34,884)
Stock issued in connection with equity awards and warrants	50,670	17,042	8,793
Other	(59)	(59)	(60)
Other comprehensive income (loss)	12,888	5,448	(10,122)
Balance at end of period	$1,179,172	$982,441	$876,109
Net income available to common stockholders’ totaled $125.2 million for the year ended December 31, 2017, an increase of $25.3 million, compared to $99.9 million for the year ended December 31, 2016. The Company’s results of operations for the year ended December 31, 2017 produced a return on average assets of 1.28% and a return on average common stockholders’ equity of 11.34% compared to prior year ratios of 1.23% and 10.80%, respectively.
Stockholders’ equity totaled $1.18 billion as of December 31, 2017, an increase of $196.7 million from $982.4 million as of December 31, 2016. The increase was primarily driven by net income of $125.2 million, an increase to additional paid-in capital of $58.6 million and other comprehensive income of $12.9 million.
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
Information presented for December 31, 2017, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company's and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
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

The Company's and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

	Minimum Capital Requirement	Minimum to be Well Capitalized	December 31, 2017	December 31, 2016
Capital Ratios (Company)
Tier 1 leverage ratio	4.0%	5.0%	10.5%	10.3%
Common equity tier 1 capital ratio	4.5%	6.5%	11.9%	11.9%
Tier 1 risk-based capital ratio	6.0%	8.0%	11.9%	11.9%
Total risk-based capital ratio	8.0%	10.0%	12.4%	12.5%
Capital Ratios (Bank)
Tier 1 leverage ratio	4.0%	5.0%	9.2%	9.3%
Common equity tier 1 capital ratio	4.5%	6.5%	10.4%	10.9%
Tier 1 risk-based capital ratio	6.0%	8.0%	10.4%	10.9%
Total risk-based capital ratio	8.0%	10.0%	11.0%	11.4%
At December 31, 2017, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2017 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is subject to an Order of the FDIC, dated January 22, 2010, issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, the Bank to maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of December 31, 2017 and 2016, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
As of December 31, 2017, the Company had a Tier 1 leverage ratio and Total risk-based capital ratio of 10.5% and 12.4%, respectively. This provided $565.9 million and $219.0 million of excess capital relative to the minimum requirements to be considered well capitalized, respectively. As of December 31, 2017, the Bank had a Tier 1 leverage ratio and Total risk-based capital ratio of 9.2% and 11.0%, respectively. This provided $423.0 million and $86.4 million of excess capital relative to the minimum requirements to be considered well capitalized, respectively.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2017 and 2016, our reserve for unfunded commitments totaled $1.1 million and $1.6 million, respectively.
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
The following table summarizes commitments as of the periods presented:

	December 31,
	2017	2016
	(Dollars in thousands)
Commitments to fund loans	$926,405	$724,380
Unused lines of credit	571,587	410,068
Commercial and standby letters of credit	46,520	26,200
Total	$1,544,512	$1,160,648
Contractual Obligations
The following table presents additional information regarding our outstanding contractual obligations as of the period presented:

December 31, 2017	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Contractual obligations:
Time deposits	$2,606,717	$1,588,151	$1,004,659	$13,904	$3
Operating lease obligations	32,324	5,205	9,145	5,543	12,431
FHLB advances	670,000	270,000	—	400,000	—
Securities sold under agreements to repurchase	50,336	50,336	—	—	—
Total	$3,359,377	$1,913,692	$1,013,804	$419,447	$12,434
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

The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. When a price for an identical asset or liability is not observable, a reporting entity measures fair value using another valuation technique that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Because fair value is a market-based measurement, it is measured using the assumptions that market participants would use when pricing the asset or liability, including assumptions about risk. As a result, a reporting entity’s intention to hold an asset or to settle or otherwise fulfill a liability is not relevant when measuring fair value. Accordingly, when available, we measure fair value based on quoted market prices in active markets. However, when market prices are not available, fair value may be estimated using valuation techniques including matrix pricing or discounted expected cash flows which incorporate interest rates, discount rates, prepayment and credit loss assumptions. When market information is not available, the estimate becomes more subjective and involves management judgment.
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
Certain factors are based on the characteristics or experience of the Company’s loan portfolio. In other circumstances, the Company uses industry data. For example, at December 31, 2017, the Company has limited experience with credit losses on New loans and uses recent industry historical loss data for similar loans in developing its allowance. The impact of qualitative factors on the allowance such as changes in economic conditions, etc. require management to determine its best estimate of how these qualitative factors have impacted probable incurred losses.
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
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Managements uses certain measures of financial performance in their analysis that are not recognized by generally accepted accounting principles in the United States, or GAAP. These non-GAAP financial measures include “tangible assets,” “tangible stockholders’ equity,” “tangible book value per share,” “tangible average equity to tangible average assets,” “tangible common equity ratio,” "adjusted net income," and "adjusted return on assets."

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

•
"Adjusted net income" is defined as net income excluding certain non-operating items, including but not limited to merger related and restructuring charges, gains/(losses) on investment securities and their corresponding tax effect.

•	"Adjusted return on assets" is defined as annualized adjusted net income divided by average assets.

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
The following table reconciles the non-GAAP financial measurement of Adjusted Net Income to the comparable GAAP financial measurement of Net Income for the periods presented:
FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Adjusted Net Income
(Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
	(Dollars in thousands, except per share data)
Net Income	$18,964	$32,160	$35,081	$38,989	$27,896
Pre-tax Adjustments
Noninterest income
Less: Gain (loss) on investment securities	211	690	255	777	800
Noninterest expenses
Salaries and employee benefits	115	51	223	56	132
Occupancy and equipment	—	—	—	—	43
Professional services	148	—	—	—	—
Other operating expenses	65	125	21	12	66
Taxes
Tax Effect of adjustments	16,212	2,541	(2,534)	(9,147)	(160)
Adjusted Net Income	$35,293	$34,187	$32,536	$29,133	$27,177
Average assets	$10,382,043	$9,971,003	$9,602,354	$9,196,483	$8,764,938
ROA	0.72%	1.28%	1.47%	1.72%	1.26%
Adjusted ROA	1.35%	1.36%	1.36%	1.28%	1.23%

The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Reconciliation of Non-GAAP Measures - Tangible Book Value Per Share
(Unaudited)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
	(Dollars in thousands, except share and per share data)
Total assets	$10,677,079	$10,229,332	$9,901,392	$9,533,222	$9,090,134
Less:
Goodwill and other intangible assets	84,872	85,127	85,383	85,639	85,895
Tangible assets	$10,592,207	$10,144,205	$9,816,009	$9,447,583	$9,004,239
Total stockholders’ equity	$1,179,172	$1,156,073	$1,117,278	$1,055,247	$982,441
Less:
Goodwill and other intangible assets	84,872	85,127	85,383	85,639	85,895
Tangible stockholders’ equity	$1,094,300	$1,070,946	$1,031,895	$969,608	$896,546
Shares outstanding	44,371,104	43,728,302	43,208,418	42,432,062	41,157,571
Tangible book value per share	$24.66	$24.49	$23.88	$22.85	$21.78
Average assets	$10,382,043	$9,971,003	$9,602,354	$9,196,483	$8,764,938
Average equity	1,173,488	1,137,834	1,086,554	1,014,839	974,544
Average goodwill and other intangible assets	84,996	85,257	85,511	85,766	86,029
Tangible average equity to tangible average assets	10.6%	10.6%	10.5%	10.2%	10.2%
Tangible common equity ratio	10.3%	10.6%	10.5%	10.3%	10.0%
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
Our ALCO policy has established specific limits for changes to net interest income and to capital. Our interest rate sensitivity for the periods presented are as follows:

	December 31,
	2017		2016
	Following 12 Months	Following 36 Months	Following 12 Months	Following 36 Months
+300 basis points	11.2%	7.5%	8.4%	7.8%
+200 basis points	8.7%	6.7%	7.0%	7.4%
+100 basis points	5.3%	5.1%	4.3%	4.9%
-100 basis points	(1.9)%	(3.0)%	(3.4)%	(5.7)%
The table below presents the change in our EVE assuming immediate parallel shifts in interest rates as of the dates presented:

	December 31,
	2017	2016
+300 basis points	(24.8)%	(23.2)%
+200 basis points	(15.5)%	(13.6)%
+100 basis points	(8.0)%	(5.6)%
-100 basis points	5.7%	3.5%
In the event the model indicates an unacceptable level of risk, based on current circumstances and events, we could undertake a number of actions that would reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps. As of December 31, 2017, we were in compliance with all of our net interest income and EVE limits.
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
At December 31, 2017, the Company had additional capacity to borrow from the FHLB of $1.40 billion. Also, at December 31, 2017, the Company has unused credit lines with financial institutions of $540.0 million.
We believe the Bank’s cash and liquidity resources generated by operations and deposit growth will be sufficient to satisfy the Bank’s future capital requirements.
As a holding company, we are a corporation separate and apart from our subsidiary, the Bank, and therefore we provide for our own liquidity. Our main sources of funding include equity capital raised in our offerings of equity securities and dividends paid by the Bank, when applicable, securities sold under repurchase agreements and access to capital markets. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. There are regulatory limitations that affect the ability of the Bank to pay dividends to us. See “Supervision and Regulation—Regulatory Limits on Dividends and Distributions.” Management believes that such limitations will not impact our ability to meet our ongoing cash obligations.
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
Management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the 2013 updated framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, an independent public accounting firm, as stated in their report dated February 23, 2018.

FCB FINANCIAL HOLDINGS, INC.

Date:	February 23, 2018	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 23, 2018	/s/ Jack Partagas
Jack Partagas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
FCB Financial Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FCB Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.
Fort Lauderdale, Florida
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
FCB Financial Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FCB Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Fort Lauderdale, Florida
February 23, 2018

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2017	2016
Assets:
Cash and due from banks	$60,787	$52,903
Interest-earning deposits in other banks	55,134	30,973
Investment securities:
Available for sale securities, at fair value	2,120,803	1,876,434
Federal Home Loan Bank and other bank stock, at cost	56,881	51,656
Total investment securities	2,177,684	1,928,090
Loans held for sale	12,736	20,220
Loans:
New loans	7,661,385	6,259,406
Acquired loans	316,399	375,488
Allowance for loan losses	(47,145)	(37,897)
Loans, net	7,930,639	6,596,997
Premises and equipment, net	36,144	36,652
Other real estate owned	14,906	19,228
Goodwill	81,204	81,204
Core deposit intangible	3,668	4,691
Deferred tax assets, net	27,043	61,391
Bank-owned life insurance	201,069	198,438
Other assets	76,065	59,347
Total assets	$10,677,079	$9,090,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,236,685	$905,905
Interest-bearing	4,830,525	4,183,972
Total transaction accounts	6,067,210	5,089,877
Time deposits	2,606,717	2,215,794
Total deposits	8,673,927	7,305,671
Borrowings (including FHLB advances of $670,000 and $592,250, respectively)	749,113	751,103
Other liabilities	74,867	50,919
Total liabilities	9,497,907	8,107,693
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 47,065,593, 43,663,586 issued and 44,371,104, 40,969,097 outstanding	47	44
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132, 380,606 issued and 0, 197,950 outstanding	—	—
Additional paid-in capital	933,960	875,314
Retained earnings	313,645	188,451
Accumulated other comprehensive income (loss)	8,893	(3,995)
Treasury stock, at cost; 2,694,489, 2,694,489 Class A and 192,132, 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,179,172	982,441
Total liabilities and stockholders’ equity	$10,677,079	$9,090,134
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$295,400	$258,261	$196,123
Interest and dividends on investment securities	78,176	60,706	52,741
Other interest income	525	349	176
Total interest income	374,101	319,316	249,040
Interest expense:
Interest on deposits	66,066	44,329	26,141
Interest on borrowings	12,583	7,271	5,103
Total interest expense	78,649	51,600	31,244
Net interest income	295,452	267,716	217,796
Provision for loan losses	9,415	7,655	6,823
Net interest income after provision for loan losses	286,037	260,061	210,973
Noninterest income:
Service charges and fees	3,736	3,467	3,184
Loan and other fees	11,415	8,895	8,611
Bank-owned life insurance income	5,647	5,192	4,610
FDIC loss share indemnification loss	—	—	(65,529)
Income from resolution of acquired assets	1,973	3,345	9,605
Gain (loss) on sales of other real estate owned	(176)	3,126	8,107
Gain on investment securities	1,933	1,819	1,906
Other noninterest income	10,488	3,873	4,184
Total noninterest income (loss)	35,016	29,717	(25,322)
Noninterest expense:
Salaries and employee benefits	84,830	76,231	69,021
Occupancy and equipment expenses	13,463	13,591	14,397
Loan and other real estate related expenses	3,623	7,356	7,740
Professional services	5,940	5,207	5,412
Data processing and network	12,565	11,461	10,671
Regulatory assessments and insurance	8,971	7,872	8,196
Amortization of intangibles	1,023	1,189	1,631
Marketing and promotions	4,587	3,851	3,612
Other operating expenses	6,692	7,199	5,924
Total noninterest expense	141,694	133,957	126,604
Income before income tax expense	179,359	155,821	59,047
Income tax expense	54,165	55,905	5,656
Net income	$125,194	$99,916	$53,391
Earnings per share:
Basic	$2.92	$2.45	$1.29
Diluted	$2.71	$2.31	$1.23
Weighted average shares outstanding:
Basic	42,887,142	40,716,588	41,300,979
Diluted	46,120,930	43,225,164	43,293,607
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$125,194	$99,916	$53,391
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(9,244), $(4,467), and $5,399, respectively	14,868	7,115	(8,598)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $1,226, $1,048, and $956, respectively	(1,980)	(1,667)	(1,524)
Total other comprehensive income (loss)	12,888	5,448	(10,122)
Total comprehensive income	$138,082	$105,364	$43,269
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2015	34,469,650	6,940,048	$36	$7	$834,538	$35,144	$(18,751)	$679	$851,653
Net income	—	—	—	—	—	53,391	—	—	53,391
Exchange of B shares to A shares	3,206,166	(3,206,166)	3	(3)	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	5,290	—	—	—	5,290
Excess tax benefit of stock-based compensation	—	—	—	—	2,048	—	—	—	2,048
Treasury stock purchases	(1,050,062)	—	—	—	—	—	(34,884)	—	(34,884)
Stock issued in connection with equity awards and warrants	500,817	—	—	—	8,793	—	—	—	8,793
Other	—	—	—	—	(60)	—	—	—	(60)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(10,122)	(10,122)
Balance as of December 31, 2015	37,126,571	3,733,882	$39	$4	$850,609	$88,535	$(53,635)	$(9,443)	$876,109
Net income	—	—	—	—	—	99,916	—	—	99,916
Exchange of B shares to A shares	3,545,408	(3,545,408)	4	(4)	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	5,613	—	—	—	5,613
Excess tax benefit of stock-based compensation	—	—	—	—	2,110	—	—	—	2,110
Treasury stock purchases	(717,115)	—	—	—	—	—	(23,738)	—	(23,738)
Stock issued in connection with equity awards and warrants	1,014,233	—	1	—	17,041	—	—	—	17,042
Other	—	—	—	—	(59)	—	—	—	(59)
Other comprehensive income (loss)	—	—	—	—	—	—	—	5,448	5,448
Balance as of December 31, 2016	40,969,097	188,474	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	125,194	—	—	125,194
Exchange of B shares to A shares	188,474	(188,474)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	8,038	—	—	—	8,038
Stock issued in connection with equity awards and warrants	3,213,533	—	3	—	50,667	—	—	—	50,670
Other	—	—	—	—	(59)	—	—	—	(59)
Other comprehensive income (loss)	—	—	—	—	—	—	—	12,888	12,888
Balance as of December 31, 2017	44,371,104	—	$47	$—	$933,960	$313,645	$(77,373)	$8,893	$1,179,172
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$125,194	$99,916	$53,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,415	7,655	6,823
Amortization of intangible assets	1,023	1,189	1,631
Depreciation and amortization of premises and equipment	3,618	3,583	3,792
Amortization of discount on loans	(1,265)	(930)	(2,657)
Net amortization (accretion) of premium (discount) on investment securities	2,166	1,586	1,883
Net amortization (accretion) of premium (discount) on time deposits	—	(50)	(336)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	(846)	(2,635)	(2,609)
Impairment of other real estate owned	670	1,751	728
Impairment of fixed assets HFS	—	48	—
FDIC Loss share indemnification loss	—	—	65,529
(Gain) loss on investment securities	(1,933)	(1,819)	(1,906)
(Gain) loss on sale of loans	(4,860)	(1,635)	(1,717)
(Gain) loss on sale of other real estate owned	176	(3,126)	(8,107)
(Gain) loss on sale of premises and equipment	(34)	48	174
Deferred tax expense	26,329	10,364	(21,395)
Stock-based compensation	8,038	5,613	5,290
Increase in cash surrender value of BOLI	(5,647)	(5,192)	(4,610)
Net change in operating assets and liabilities:
Net change in loans held for sale	9,535	(16,071)	(379)
Settlement of FDIC loss share agreement	—	—	(14,815)
Net change in other assets	(14,112)	8,499	49
Net change in other liabilities	6,679	(10,717)	(12,539)
Net cash provided by (used in) operating activities	164,146	98,077	68,220
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(884,732)	(750,482)	(676,708)
Sales of investment securities available for sale	223,726	342,137	354,733
Paydown and maturities of investment securities available for sale	451,974	89,421	139,996
Purchase of FHLB and other bank stock	(178,578)	(113,362)	(81,207)
Sales of FHLB and other bank stock	173,353	121,183	88,621
Net change in loans	(1,601,014)	(1,357,875)	(939,514)
Purchase of loans	(11,867)	(200,480)	(395,649)
Proceeds from sale of loans	271,854	106,450	52,362
Purchase of bank-owned life insurance	—	(25,000)	(25,000)
Proceeds from sale of other real estate owned	5,520	34,274	64,139
Purchase of premises and equipment	(3,163)	(4,925)	(1,958)
Proceeds from the sale of premises and equipment	87	1,548	—
Capitalized expenditures on foreclosed real estate	—	(543)	—
Proceeds from life insurance	3,016	—	1,193
Net cash provided by (used in) investing activities	(1,549,824)	(1,757,654)	(1,418,992)
Cash Flows From Financing Activities:
Net change in deposits	1,368,256	1,875,083	1,452,439
Net change in FHLB advances and other borrowings	77,750	(214,250)	(177,186)
Net change in repurchase agreements	(78,894)	(15,195)	94,997
Repurchase of stock	—	(23,738)	(34,884)
Exercise of stock options	50,670	17,042	8,793
Excess tax benefit from share based payments	—	2,110	2,048
Other financing costs	(59)	(59)	(60)
Net cash provided by (used in) financing activities	1,417,723	1,640,993	1,346,147
Net Change in Cash and Cash Equivalents	32,045	(18,584)	(4,625)
Cash and Cash Equivalents at Beginning of Period	83,876	102,460	107,085
Cash and Cash Equivalents at End of Period	$115,921	$83,876	$102,460
Supplemental Disclosures of Cash Flow Information:
Interest paid	$77,859	$50,631	$30,788
Income taxes paid	19,719	60,192	36,304
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	$2,044	$12,244	$21,573
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
FCB Financial Holdings, Inc. (the “Company”) is a national bank holding company with one wholly-owned national bank subsidiary, Florida Community Bank, N.A. (“Florida Community Bank” or the “Bank”), headquartered in Weston, Florida, offering a comprehensive range of traditional banking products and services to individual and corporate customers through 46 banking centers located in Florida at December 31, 2017.
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
Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, allows the Company an irrevocable option for measurement of eligible financial assets or financial liabilities at fair value on an instrument by instrument basis (the fair value option). An election may be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur. The Company has not elected the fair value option for any eligible financial instrument as of December 31, 2017 or 2016.
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
Restrictions on Cash
The Bank is required to maintain reserve balances with the FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand or on deposit. Because the amount of cash on hand exceeded the requirement, there was no reserve with the FRB as of December 31, 2017 or 2016.
Investment Securities
Securities transactions are recorded on the trade date basis. The Company determines the classification of investment securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Debt securities the Company does not intend to hold to maturity are classified as available for sale and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Available for sale securities are a part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors.
Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using the effective interest method. Realized gains or losses on the sale of securities are determined using the specific identification method.
The Company reviews investment securities for impairment on a quarterly basis or more frequently if events and circumstances warrant. In order to determine if a decline in fair value below amortized cost represents other-than-temporary impairment ("OTTI"), management considers several factors, including but not limited to, the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer (considering factors such as adverse conditions specific to the issuer and the security and ratings agency actions) and the Company’s intent and ability to retain the investment in order to allow for an anticipated recovery in fair value.

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
New Loans
The Company accounts for originated loans and purchased loans not acquired through business acquisitions as New loans. New loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized into interest income over the contractual lives of the New loans using methods which approximate the effective yield method. Discounts and premiums are amortized or accreted into interest income over the estimated term of the New loans using methods that approximate the effective yield method. Interest income on New loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.
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
Payments received in excess of expected cash flows may result in an ASC 310-30 pool becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of an ASC 310-30 pool is reduced to zero, any future proceeds from the borrower or from the sale of loans are recognized as interest income upon receipt. There were six ASC 310-30 pools whose carrying value had been reduced to zero as of December 31, 2017. These pools had an aggregate Unpaid Principal Balance (“UPB” or “UPBs”) of $399 thousand as of December 31, 2017. For the year ended December 31, 2017, the Company sold approximately $11.7 million of loans accounted for under ASC 310-30. These sales resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $3.3 million which was recognized as interest income. There were six ASC 310-30 pools whose carrying value had been reduced to zero as of December 31, 2016. These pools had an aggregate UPB of $456 thousand as of December 31, 2016. For the year ended December 31, 2016, the Company sold approximately $75.3 million of loans accounted for under ASC 310-30. These sales resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $27.2 million which was recognized as interest income.
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
Troubled Debt Restructurings
In certain situations, due to economic or legal reasons related to a borrower’s financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ASC 310-30 loans, which are accounted for as pools, the related loan is classified as a troubled debt restructuring (“TDR”) and considered impaired. Modified ASC 310-30 loans accounted for in pools are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below those commensurate with the risk profile of the borrower, and other actions intended to minimize economic loss. A troubled debt restructured loan is generally placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status.
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

Allowance for Loan Losses ("ALL")
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
The New and Non-ASC 310-30 loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ businesses and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for Non-ASC 310-30 and new commercial, construction, land and development, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL. Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted.
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
Other Real Estate Owned ("OREO")
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
Bank-Owned Life Insurance ("BOLI")
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
Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2017, 2016 or 2015.

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
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.
Certain derivative transactions with a particular counterparty, another financial institution, are subject to an enforceable master netting arrangement. The gross liabilities and gross assets to this counterparty are reported on a net basis.
Management periodically reviews contracts from various functional areas of the Company to identify potential derivatives embedded within selected contracts. As of December 31, 2017, the Company had interest rate derivative contracts that are not designated as hedging instruments. See Note 8 “Derivatives” for a description of these instruments.
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
The Company assesses the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company records a reserve in the amount considered adequate to absorb estimated losses. Since the Company has limited credit loss history, management performs an analysis of reserve rates for a peer group comprised of banks of similar size, loan portfolio composition and geographic footprint to which FCB, its board of directors, and analysts benchmark the Banks' performance. This analysis involves calculating an average reserve rate for unfunded commitments using a rolling twelve quarter basis of the most recent data available. Based on this peer group analysis, FCB records a reserve for unfunded commitments calculated using a rate in line with peer banks.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement. In addition, this ASU simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. The Company recognized approximately $22.0 million of tax benefit in the consolidated statement of income during the year ended December 31, 2017 as a result of the adoption of this guidance that previously would have been recorded in additional paid in capital. The requirement to recognize excess tax benefits and tax deficiencies in the income statement was applied prospectively. This ASU became effective for the first quarter ended March 31, 2017.
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

Recent Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. Under ASU No. 2014-09, revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the guidance, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when the entity satisfies a performance obligation. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of ASU No. 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. This guidance should be applied to all contracts with customers except those that are within the scope of other standards. Since the Company's revenue is comprised primarily of net interest income from financial instruments that are within the scope of other standards, including loans and securities, the new guidance is not expected to have material impact upon adoption. The Company conducted an analysis to determine the impact this guidance would have on the components of noninterest income and did not identify any material changes on to the method of revenue recognition. Accordingly, the Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company has elected to adopt the new guidance under the modified retrospective approach.
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

An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. As of December 31, 2017, the Company has equity securities in a net unrealized gain position of $1.6 million that will be reclassified from other comprehensive income to retained earnings upon adoption.
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
In May 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferred the effective date of ASU 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this ASU affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferred the effective date of ASU 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments." The objective of this guidance is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated cash flow statement.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated cash flow statement.
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
In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB is issuing this ASU to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in this ASU will require all entities to account for the derecognition of a business or nonprofit activity in accordance with Topic 810. The amendments also eliminate several accounting differences between transactions involving assets and transactions involving businesses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarity when applying the guidance in Topic 718, specifically relating to a modification of a share-based payment award. Entities should treat changes as modifications unless the fair value, vesting conditions, and classification of the modified awards are unchanged from the conditions immediately before the change. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the re-measurement of the Company's deferred tax assets following the enactment of the Tax Reform Act, accumulated other comprehensive income included $1.9 million of stranded tax effects at December 31, 2017.  The Company intends to early adopt the amendments of ASU 2018-02 during the first quarter of 2018 and plans to make an election to reclassify the stranded tax effects from accumulated other comprehensive income to retained earnings at the beginning of the period of adoption.  Disclosures required by the amendments of ASU 2018-02 will be presented in the Quarterly Report on Form 10-Q for the period ending March 31, 2018.  Adoption of ASU 2018-02 is not expected to have a material impact on the Company's consolidated financial statements.
NOTE 2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Unrealized		Fair Value
December 31, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$43,471	$38	$671	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	600,310	1,716	6,789	595,237
State and municipal obligations	26,766	125	719	26,172
Asset-backed securities	608,340	2,306	100	610,546
Corporate bonds and other debt securities	738,994	18,222	1,313	755,903
Preferred stock and other equity securities	88,520	2,279	692	90,107
Total available for sale	$2,106,401	$24,686	$10,284	$2,120,803

	Amortized Cost	Unrealized		Fair Value
December 31, 2016		Gains	Losses
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$16,512	$76	$274	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	566,377	1,760	9,691	558,446
State and municipal obligations	28,109	148	578	27,679
Asset-backed securities	574,521	3,852	550	577,823
Corporate bonds and other debt securities	560,191	4,490	5,387	559,294
Preferred stock and other equity securities	137,228	814	1,164	136,878
Total available for sale	$1,882,938	$11,140	$17,644	$1,876,434
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the FHLB and the FRB. The Company also pledges securities to collateralize repurchase agreements and interest rate swaps. Additionally, the Company has a Letter of Credit with the FHLB to collateralize public funds. The carrying value of all pledged securities totaled $834.9 million and $594.0 million at December 31, 2017 and 2016, respectively.
The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized Cost	Fair Value
December 31, 2017
	(Dollars in thousands)
Available for sale:
Due in one year or less	$58,061	$58,605
Due after one year through five years	225,134	228,557
Due after five years through ten years	177,272	177,697
Due after ten years	305,293	317,216
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and tax-exempt mortgage securities, and asset-backed securities	1,252,121	1,248,621
Preferred stock and other equity securities	88,520	90,107
Total available for sale	$2,106,401	$2,120,803
For purposes of the maturity table, U.S. Government agencies and sponsored enterprises obligations, agency mortgage-backed securities and asset-backed securities, the principal of which are repaid periodically, are presented as a single amount. The expected lives of these securities will differ from contractual maturities because borrowers may have the right to prepay the underlying loans with or without prepayment penalties.

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$31,518	$268	$7,157	$403	$38,675	$671
U.S. Government agencies and sponsored enterprises mortgage-backed securities	207,735	1,836	175,810	4,953	383,545	6,789
State and municipal obligations	192	2	23,813	717	24,005	719
Asset-backed securities	36,542	100	—	—	36,542	100
Corporate bonds and other debt securities	186,052	1,240	10,842	73	196,894	1,313
Preferred stock and other equity securities	6,041	26	20,337	666	26,378	692
Total available for sale	$468,080	$3,472	$237,959	$6,812	$706,039	$10,284

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies and sponsored enterprises obligations	$11,577	$274	$—	$—	$11,577	$274
U.S. Government agencies and sponsored enterprises mortgage-backed securities	372,145	9,261	11,781	430	383,926	9,691
State and municipal obligations	25,490	578	—	—	25,490	578
Asset-backed securities	11,309	21	34,855	529	46,164	550
Corporate bonds and other debt securities	179,925	3,042	77,934	2,345	257,859	5,387
Preferred stock and other equity securities	49,996	1,144	5,123	20	55,119	1,164
Total available for sale	$650,442	$14,320	$129,693	$3,324	$780,135	$17,644
At December 31, 2017, the Company’s security portfolio consisted of 352 securities, of which 143 securities were in an unrealized loss position. A total of 85 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at December 31, 2017 or 2016. The following describes the basis under which the Company has evaluated OTTI:

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

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Gross realized gains	$4,364	$3,645	$2,065
Gross realized losses	(5,252)	(2,066)	(1,047)
Net realized gains (losses)	$(888)	$1,579	$1,018
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

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

December 31, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$104,335	$37,736	$2,103,788	$2,245,859
Owner-occupied commercial real estate	—	16,100	987,781	1,003,881
1-4 single family residential	27,513	57,695	2,185,362	2,270,570
Construction, land and development	13,167	5,889	684,462	703,518
Home equity loans and lines of credit	—	34,589	59,636	94,225
Total real estate loans	$145,015	$152,009	$6,021,029	$6,318,053
Other loans:
Commercial and industrial	$12,631	$5,062	$1,634,372	$1,652,065
Consumer	1,423	259	5,984	7,666
Total other loans	14,054	5,321	1,640,356	1,659,731
Total loans held in portfolio	$159,069	$157,330	$7,661,385	$7,977,784
Allowance for loan losses				(47,145)
Loans held in portfolio, net				$7,930,639

December 31, 2016	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$130,628	$38,786	$1,438,427	$1,607,841
Owner-occupied commercial real estate	—	18,477	769,814	788,291
1-4 single family residential	31,476	66,854	2,012,856	2,111,186
Construction, land and development	17,657	6,338	651,253	675,248
Home equity loans and lines of credit	—	42,295	49,819	92,114
Total real estate loans	$179,761	$172,750	$4,922,169	$5,274,680
Other loans:
Commercial and industrial	$15,147	$5,815	$1,332,869	$1,353,831
Consumer	1,681	334	4,368	6,383
Total other loans	16,828	6,149	1,337,237	1,360,214
Total loans held in portfolio	$196,589	$178,899	$6,259,406	$6,634,894
Allowance for loan losses				(37,897)
Loans held in portfolio, net				$6,596,997

(1)	Balance includes $(6.6) million and $3.2 million of net deferred fees, costs, and premium and discount as of December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, the UPB of ASC 310-30 loans were $183.9 million and $231.5 million, respectively. At December 31, 2017 and 2016, the Company had pledged loans as collateral for FHLB advances of $3.36 billion and $3.20 billion, respectively. The recorded investments of consumer mortgage loans secured by 1-4 family residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2017 totaled $3.2 million. The balance of real estate owned includes $1.2 million and $1.7 million of residential real estate properties as of December 31, 2017 and 2016, respectively. The Company held $289.1 million and $433.0 million of syndicated national loans as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017, 2016 and 2015 the Company purchased approximately $22.9 million, $199.0 million and $379.3 million in primarily 1-4 single family residential loans from third parties.
During the years ended December 31, 2017, 2016 and 2015, the Company sold approximately $383.6 million, $128.7 million and $91.8 million, respectively, in loans to third parties.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flow for certain ASC 310-30 loan pools resulted in the reclassification of $(2.3) million, $(28.7) million and $43.0 million between non-accretable and accretable discount during the years ended December 31, 2017, 2016 and 2015, respectively.
Changes in accretable discount for ASC 310-30 loans were as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at January 1,	$60,990	$144,152	$156,197
Accretion	(17,523)	(54,427)	(55,019)
Reclassifications from non-accretable difference	(2,305)	(28,735)	42,974
Balance at December 31,	$41,162	$60,990	$144,152
NOTE 4. ALLOWANCE FOR LOAN LOSSES
The Company’s accounting method for loans and the corresponding ALL differs depending on whether the loans are New or Acquired. The Company assesses and monitors credit risk and portfolio performance using distinct methodologies for Acquired loans, both ASC 310-30 loans and Non-ASC 310-30 Loans, and New Loans. Within each of these portfolios, the Company further disaggregates the portfolios into the following segments: Commercial real estate, Owner-occupied commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer. The ALL reflects management’s estimate of probable credit losses inherent in each of the segments. During the third quarter of 2017, in response to Hurricane Irma, the Company recorded an unallocated provision expense of $1.5 million to reflect management's estimate of probable credit losses inherent in the loan portfolio related specifically to the storm.

Changes in the ALL by loan portfolio and segment for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(839)	—	31	(51)	—	(192)	(99)	(1,150)
Provision (credit) for non-ASC 310-30 loans	(8)	(6)	(146)	(11)	(37)	(64)	(29)	(301)
Provision (credit) for New loans	4,723	774	720	(227)	73	3,260	43	9,366
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	3,876	768	605	(289)	36	3,004	(85)	9,415
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	(30)	—	(69)	—	(7)	(3)	—	(109)
Charge-offs for New loans	(131)	—	—	—	(3)	(150)	—	(284)
Total charge-offs	(170)	—	(104)	(43)	(10)	(182)	—	(509)
Recoveries for ASC 310-30 loans	41	—	—	—	—	70	100	211
Recoveries for non-ASC 310-30 loans	—	—	98	—	—	4	29	131
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	41	—	98	—	—	74	129	342
Ending ALL balance
ASC 310-30 loans	1,448	—	25	145	—	126	145	1,889
Non-ASC 310-30 loans	338	55	184	36	199	313	6	1,131
New loans	12,084	3,310	7,769	4,164	475	14,702	121	42,625
Unallocated	—	—	—	—	—	—	—	1,500
Balance at December 31, 2017	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
Provision (credit) for ASC 310-30 loans	(124)	—	3	(128)	—	(108)	(156)	(513)
Provision (credit) for non-ASC 310-30 loans	(1,512)	(401)	(31)	11	(21)	316	8	(1,630)
Provision (credit) for New loans	2,024	756	982	1,351	213	4,440	32	9,798
Total provision	388	355	954	1,234	192	4,648	(116)	7,655
Charge-offs for ASC 310-30 loans	(429)	—	(31)	(33)	—	(79)	(106)	(678)
Charge-offs for non-ASC 310-30 loans	—	(1)	—	—	(35)	—	(6)	(42)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(429)	(1)	(31)	(33)	(35)	(79)	(112)	(720)
Recoveries for ASC 310-30 loans	910	—	31	72	—	11	—	1,024
Recoveries for non-ASC 310-30 loans	804	—	—	—	8	—	—	812
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	1,714	—	31	72	8	11	—	1,836
Ending ALL balance
ASC 310-30 loans	2,255	—	29	239	—	277	144	2,944
Non-ASC 310-30 loans	376	61	301	47	243	376	6	1,410
New loans	7,492	2,536	7,049	4,391	405	11,592	78	33,543
Balance at December 31, 2016	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2015	$8,206	$1,020	$4,740	$2,456	$355	$5,745	$358	$22,880
Provision (credit) for ASC 310-30 loans	(1,487)	—	(37)	(681)	—	(39)	175	(2,069)
Provision (credit) for non-ASC 310-30 loans	589	405	46	(39)	138	11	6	1,156
Provision (credit) for New loans	1,012	818	2,066	1,317	122	2,417	(16)	7,736
Total provision	114	1,223	2,075	597	260	2,389	165	6,823
Charge-offs for ASC 310-30 loans	(270)	—	(436)	(56)	—	(643)	(60)	(1,465)
Charge-offs for non-ASC 310-30 loans	—	—	(128)	—	(132)	—	(8)	(268)
Charge-offs for New loans	—	—	—	—	—	(15)	—	(15)
Total charge-offs	(270)	—	(564)	(56)	(132)	(658)	(68)	(1,748)
Recoveries for ASC 310-30 loans	400	—	174	407	—	177	1	1,159
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	12	—	12
Total recoveries	400	—	174	407	—	189	1	1,171
Ending ALL balance
ASC 310-30 loans	1,898	—	26	328	—	453	406	3,111
Non-ASC 310-30 loans	1,084	463	332	36	291	60	4	2,270
New loans	5,468	1,780	6,067	3,040	192	7,152	46	23,745
Balance at December 31, 2015	$8,450	$2,243	$6,425	$3,404	$483	$7,665	$456	$29,126
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$324	$—	$—	$—	$324
Owner-occupied commercial real estate	843	150	—	—	993
1-4 single family residential	1,179	1,310	—	3,167	5,656
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	126	126
Total real estate loans	$2,346	$1,460	$—	$3,293	$7,099
Other loans:
Commercial and industrial	$4,980	$2,167	$—	$—	$7,147
Consumer	—	—	—	—	—
Total other loans	4,980	2,167	—	—	7,147
Total New loans	$7,326	$3,627	$—	$3,293	$14,246

Acquired loans:
Real estate loans:
Commercial real estate	$360	$—	$—	$3,893	$4,253
Owner-occupied commercial real estate	290	—	—	494	784
1-4 single family residential	892	44	—	1,331	2,267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	1,128	—	—	1,720	2,848
Total real estate loans	$2,670	$44	$—	$7,438	$10,152
Other loans:
Commercial and industrial	$101	$—	$—	$394	$495
Consumer	—	—	—	—	—
Total other loans	101	—	—	394	495
Total acquired loans	$2,771	$44	$—	$7,832	$10,647

	Accruing
December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$581	$581
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	1,593	—	—	1,821	3,414
Construction, land and development	449	—	—	—	449
Home equity loans and lines of credit	255	—	—	243	498
Total real estate loans	$2,297	$—	$—	$2,645	$4,942
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total New loans	$2,297	$—	$—	$2,645	$4,942

Acquired Loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$4,720	$4,720
Owner-occupied commercial real estate	93	—	—	2,502	2,595
1-4 single family residential	207	—	—	2,728	2,935
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	520	42	—	2,557	3,119
Total real estate loans	$820	$42	$—	$12,507	$13,369
Other loans:
Commercial and industrial	$—	$128	$—	$325	$453
Consumer	—	—	—	—	—
Total other loans	—	128	—	325	453
Total acquired loans	$820	$170	$—	$12,832	$13,822
Loans exhibiting potential credit weaknesses that deserve management's close attention and that, if left uncorrected, may result in deterioration of the repayment capacity of the borrower, are categorized as special mention. Loans with well-defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,095,560	$6,066	$2,162	$—
Owner-occupied commercial real estate	987,781	—	—	—
Construction, land and development	684,462	—	—	—
Commercial and industrial	1,617,462	16,910	—	—
Total New loans	$5,385,265	$22,976	$2,162	$—
Acquired loans:
Commercial real estate	$33,496	$—	$4,240	$—
Owner-occupied commercial real estate	15,607	—	493	—
Construction, land and development	5,889	—	—	—
Commercial and industrial	4,324	—	738	—
Total acquired loans	$59,316	$—	$5,471	$—

December 31, 2016	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$1,435,633	$—	$2,794	$—
Owner-occupied commercial real estate	769,640	174	—	—
Construction, land and development	651,253	—	—	—
Commercial and industrial	1,332,869	—	—	—
Total New loans	$4,189,395	$174	$2,794	$—
Acquired loans:
Commercial real estate	$33,705	$—	$5,081	$—
Owner-occupied commercial real estate	18,388	—	89	—
Construction, land and development	6,338	—	—	—
Commercial and industrial	5,134	—	681	—
Total acquired loans	$63,565	$—	$5,851	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$2,103,788	$—	$—	$12,084	$—
Owner-occupied commercial real estate	—	987,781	—	—	3,310	—
1-4 single family residential	1,096	2,184,266	—	—	7,769	—
Construction, land and development	—	684,462	—	—	4,164	—
Home equity loans and lines of credit	130	59,506	—	66	409	—
Total real estate loans	$1,226	$6,019,803	$—	$66	$27,736	$—
Other loans
Commercial and industrial	$—	$1,634,372	$—	$—	$14,702	$—
Consumer	—	5,984	—	—	121	—
Total other loans	$—	$1,640,356	$—	$—	$14,823	$—

Acquired loans:
Real estate loans:
Commercial real estate	$3,893	$33,843	$104,335	$129	$209	$1,448
Owner-occupied commercial real estate	—	16,100	—	—	55	—
1-4 single family residential	267	57,428	27,513	—	184	25
Construction, land and development	—	5,889	13,167	—	36	145
Home equity loans and lines of credit	495	34,094	—	—	199	—
Total real estate loans	$4,655	$147,354	$145,015	$129	$683	$1,618
Other loans
Commercial and industrial	272	4,790	12,631	272	41	126
Consumer	—	259	1,423	—	6	145
Total other loans	$272	$5,049	$14,054	$272	$47	$271
Total Loans:
Unallocated	$—	$7,977,784	$—	$—	$1,500	$—

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$1,437,846	$—	$221	$7,271	$—
Owner-occupied commercial real estate	—	769,814	—	—	2,536	—
1-4 single family residential	524	2,012,332	—	—	7,049	—
Construction, land and development	—	651,253	—	—	4,391	—
Home equity loans and lines of credit	66	49,753	—	66	339	—
Total real estate loans	$1,171	$4,920,998	$—	$287	$21,586	$—
Other loans
Commercial and industrial	—	1,332,869	—	—	11,592	—
Consumer	—	4,368	—	—	78	—
Total other loans	$—	$1,337,237	$—	$—	$11,670	$—

Acquired Loans:
Real estate loans:
Commercial real estate	$4,720	$34,066	$130,628	$175	$201	$2,255
Owner-occupied commercial real estate	—	18,477	—	—	61	—
1-4 single family residential	1,612	65,242	31,476	88	213	29
Construction, land and development	—	6,338	17,657	—	47	239
Home equity loans and lines of credit	1,050	41,245	—	—	243	—
Total real estate loans	$7,382	$165,368	$179,761	$263	$765	$2,523
Other loans
Commercial and industrial	325	5,490	15,147	325	51	277
Consumer	—	334	1,681	—	6	144
Total other loans	$325	$5,824	$16,828	$325	$57	$421

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,096	1,096
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$1,159	$1,159
Other loans
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$129	$3,557	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$336	$347	$129	$4,319	$5,753
Other loans
Commercial and industrial	272	272	272	—	—
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$581	$581	$221	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	—	—
Total real estate loans	$647	$647	$287	$524	$524
Other loans
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—

Acquired loans:
Real estate loans:
Commercial real estate	$630	$650	$175	$4,090	$5,397
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	565	512	88	1,047	1,047
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1,050	1,415
Total real estate loans	$1,195	$1,162	$263	$6,187	$7,859
Other loans
Commercial and industrial	325	325	325	—	—
Consumer	—	—	—	—	—
Total other loans	$325	$325	$325	$—	$—

The following table presents the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Years Ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,653	$—	$4,245	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,363	—	816	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	670	—	1,272	—
Total real estate loans	$5,686	$—	$6,333	$—
Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total other loans	$—	$—	$—	$—

Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$480	$—	$959	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	424	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	44	—
Total real estate loans	$546	$—	$1,427	$—
Other loans:
Commercial and industrial	317	—	170	—
Consumer	—	—	—	—
Total other loans	$317	$—	$170	$—
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

Changes in the loss share indemnification asset for the periods presented were as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$63,168
Termination of FDIC loss sharing agreements	—	—	(63,168)
Balance at end of period	$—	$—	$—
The following table summarizes the changes in the clawback liability for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$13,846
Termination of FDIC loss sharing agreements	—	—	(13,846)
Balance at end of period	$—	$—	$—
NOTE 6. PREMISES AND EQUIPMENT
The major components of premises and equipment are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Land	$7,624	$7,624
Building and improvements	24,653	24,653
Furniture, fixtures and equipment	14,956	13,197
Leasehold improvements	5,164	4,454
Construction in Process	663	525
Software	3,354	3,021
Total	56,414	53,474
Less: Accumulated depreciation	(20,270)	(16,822)
Total premises and equipment, net	$36,144	$36,652
Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 totaled $3.6 million, $3.6 million and $3.8 million, respectively.
Operating Leases
The Company has entered into various operating leases for premises and equipment used in its operation. Total rental expense for the years ended December 31, 2017, 2016 and 2015 totaled $7.6 million, $7.6 million, and $7.5 million, respectively.
As of December 31, 2017, future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Future minimum lease payments	$5,205	$4,707	$4,438	$3,145	$2,398	$12,431	$32,324

NOTE 7. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Goodwill	$81,204	$81,204

Core deposit intangible	14,370	14,370
Less: Accumulated amortization	(10,702)	(9,679)
Net core deposit intangible	$3,668	$4,691
Amortization expense for core deposit intangibles for the years ended December 31, 2017, 2016, and 2015 totaled $1.0 million, $1.2 million and $1.6 million, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

	2018	2019	2020	2021	2022
	(Dollars in thousands)
Core deposit intangible	$1,023	$1,023	$510	$360	$360
NOTE 8. DERIVATIVES
No derivative positions held by the Company as of December 31, 2017 were designated as hedging instruments under ASC Topic 815-10. The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company uses interest rate derivative contracts, such as swaps and caps, in the normal course of business to meet the financial needs of customers. The interest rate swaps that the Company enters into with customers allow the customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss given default of each counterparty. The Company recorded $6.8 million, $4.4 million and $5.2 million of derivative contract fees in noninterest income in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, respectively.
In addition, the Company has entered into two risk participation agreements. The notional amount of the risk participation agreements sold was $32.5 million as of December 31, 2017. Assuming all underlying third party customers referenced in the swap agreements defaulted at December 31, 2017, there would be an immaterial amount of exposure to the Company. These risk participation agreements mature in 2021.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015.

The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying consolidated balance sheets:

	Derivative Assets		Derivative Liabilities
December 31, 2017	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC Topic 815-10
Interest rate swaps—pay floating, receive fixed	$757,887	$11,678	$380,233	$4,180
Interest rate swaps—pay fixed, receive floating	380,233	—	757,887	7,498
Interest rate caps—purchased	94,884	155	—	—
Interest rate caps—sold	—	—	94,884	155
Total derivatives	$1,233,004	$11,833	$1,233,004	$11,833

	Derivative Assets		Derivative Liabilities
December 31, 2016	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments under ASC Topic 815-10
Interest rate swaps—pay floating, receive fixed	$708,426	$15,268	$182,848	$2,908
Interest rate swaps—pay fixed, receive floating	182,848	—	708,426	12,360
Total derivatives	$891,274	$15,268	$891,274	$15,268
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement. The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying consolidated balance sheets:

December 31, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$11,833	$(4,491)	$7,342
Total	$11,833	$(4,491)	$7,342

December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities
Counterparty A—Interest rate contracts	$15,268	$(2,908)	$12,360
Total	$15,268	$(2,908)	$12,360
At December 31, 2017, the Company has pledged investment securities available for sale with a carrying amount of $25.7 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of December 31, 2017 and 2016, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 19 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 9. DEPOSITS
The following table sets forth the Company’s deposits by category:

	December 31,
	2017	2016
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,236,685	$905,905
Interest-bearing demand deposits	1,454,097	1,004,452
Interest-bearing NOW accounts	363,191	398,823
Savings and money market accounts	3,013,237	2,780,697
Time deposits	2,606,717	2,215,794
Total deposits	$8,673,927	$7,305,671
Time deposits $100,000 and greater	$1,983,445	$1,675,162
Time deposits greater than $250,000	1,078,702	843,683
The aggregate amount of overdraft demand deposits reclassified to loans was $1.1 million at December 31, 2017. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $1.59 billion, $983.0 million, $21.7 million, $7.3 million and $6.6 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $656.4 million and $693.9 million at December 31, 2017 and 2016, respectively. The Company holds brokered certificates of deposit of $85.2 million and $1.2 million at December 31, 2017 and 2016, respectively.
NOTE 10. FHLB AND OTHER BORROWINGS
Advances from the FHLB and other borrowings outstanding for the periods presented are as follows:

	December 31, 2017	Range of Contractual Interest Rates
	(Dollars in thousands)
Repayable during the years ending December 31,
2018	$270,000	1.41% - 1.59%
2019	—	—%
2020 and beyond	400,000	1.34% - 2.28%
Total FHLB advances	670,000
Securities sold under repurchase agreements	50,336	1.87% - 2.41%
Retail repurchase agreements	28,777	0.25%
Total contractual outstanding	749,113
Fair value adjustment	—
Total Borrowings	$749,113

	December 31, 2016	Range of Contractual Interest Rates

Repayable during the years ending December 31,
2017	$342,250	0.62% - 0.80%
2018	50,000	1.53%
2019 and beyond	200,000	1.34% - 1.61%
Total FHLB advances	592,250
Securities sold under repurchase agreements	131,621	1.40% - 4.35%
Retail repurchase agreements	26,386	0.25%
Total contractual outstanding	750,257
Fair value adjustment	846
Total Borrowings	$751,103
For the years ended December 31, 2017 and 2016, the Company maintained advances with the FHLB averaging $798.4 million and $612.1 million, respectively, with an average cost of approximately 1.45% and 0.94%, respectively. Substantially all FHLB advances outstanding at December 31, 2017 and 2016 had fixed interest rates. Interest expense on FHLB advances was $11.6 million, $5.8 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015. The fair value adjustment on repurchase agreements was amortized as a reduction to interest expense over the remaining term of the advances using the effective yield method.
The Company pledges loans and securities as collateral for FHLB advances and FRB Discount Window borrowings. See Notes 2 and 3 to these consolidated financial statements for further information. At December 31, 2017, the Company had additional capacity to borrow from the FHLB of $1.40 billion. Also, at December 31, 2017, the Company has unused credit lines with financial institutions of $540.0 million.
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2017 and 2016, all capital ratios of the Company and the Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines.
The ability of the Company and the Bank to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, at December 31, 2017 and 2016, that the Company and Bank met all capital adequacy requirements to which they are subject.

The Bank’s and Company’s regulatory capital levels are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Tier 1 leverage ratio
Company	$1,079,851	10.5%	$411,177	4.0%	$513,972	5.0%
Bank	927,426	9.2%	403,527	4.0%	504,409	5.0%
Common equity tier 1 capital ratio
Company	1,079,851	11.9%	409,482	4.5%	591,475	6.5%
Bank	927,426	10.4%	400,187	4.5%	578,047	6.5%
Tier 1 risk-based capital ratio
Company	1,079,851	11.9%	545,977	6.0%	727,969	8.0%
Bank	927,426	10.4%	533,582	6.0%	711,443	8.0%
Total risk-based capital ratio
Company	1,128,889	12.4%	727,969	8.0%	909,961	10.0%
Bank	975,663	11.0%	711,443	8.0%	889,304	10.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Tier 1 leverage ratio
Company	$891,584	10.3%	$346,518	4.0%	$433,148	5.0%
Bank	795,207	9.3%	340,856	4.0%	426,070	5.0%
Common equity tier 1 capital ratio
Company	891,584	11.9%	336,328	4.5%	485,807	6.5%
Bank	795,207	10.9%	329,194	4.5%	475,503	6.5%
Tier 1 risk-based capital ratio
Company	891,584	11.9%	448,437	6.0%	597,916	8.0%
Bank	795,207	10.9%	438,926	6.0%	585,234	8.0%
Total risk-based capital ratio
Company	930,821	12.5%	597,916	8.0%	747,395	10.0%
Bank	834,679	11.4%	585,234	8.0%	731,543	10.0%
The FDIC Order that the Bank entered into upon the acquisition of Premier American Bank requires the institution to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years following its first FDIC-assisted transaction, and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors subject to the FDIC Order. The Bank is currently subject to the well capitalized requirement but is no longer subject to the 10% Tier 1 common equity ratio requirement.
The Bank is subject to regulations of certain federal and state agencies and can be periodically examined by those authorities. As a consequence, the Bank’s business is susceptible to the impacts of federal legislation and regulations issued by, but not limited to, the Board of Governors of the Federal Reserve System, OCC and FDIC.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Year Ended December 31, 2017
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(6,504)	$2,509	$(3,995)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	24,112	(9,244)	14,868
Amounts reclassified to (gain) loss on investment securities	(3,206)	1,226	(1,980)
Balance at end of period	$14,402	$(5,509)	$8,893

	Year Ended December 31, 2016
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$(15,371)	$5,928	$(9,443)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	11,582	(4,467)	7,115
Amounts reclassified to (gain) loss on investment securities	(2,715)	1,048	(1,667)
Balance at end of period	$(6,504)	$2,509	$(3,995)

	Year Ended December 31, 2015
	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,106	$(427)	$679
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(13,997)	5,399	(8,598)
Amounts reclassified to (gain) loss on investment securities	(2,480)	956	(1,524)
Balance at end of period	$(15,371)	$5,928	$(9,443)
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
In 2017 and 2016, the Company converted 188,474 and 3,545,408, respectively, Class B common shares to Class A common shares in a voluntary exchange with certain shareholders. This exchange was made on 1:1 ratio and no consideration was paid or received by the Company. Total Class B common shares issued and outstanding decreased by 188,474 and 3,545,408 while Class A common shares issued and outstanding increased by 188,474 and 3,545,408 for the years ended December 31, 2017 and 2016, respectively. This is recorded as “Exchange of B shares to A shares” in the consolidated statements of changes in stockholders’ equity.

Preferred Stock
There are 10 million preferred shares authorized and none issued and outstanding at December 31, 2017 or 2016. Preferred stock has a par value of $.001.
Treasury Stock
During the year ended December 31, 2017, the Company made no purchases of shares of Class A common stock.
During the year ended December 31, 2016 the Company repurchased 717,115 shares of Class A common stock at a weighted average price of $33.08 per share for an aggregate amount of $23.7 million from shareholders. The Company accounted for these transactions under the cost method and held 2,886,621 common shares with a cost of $77.4 million in Treasury Stock as of December 31, 2016.These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.
Warrants
The following table presents the activity during the year ended December 31, 2017 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	2,685,927	$26.48
Granted	—	—
Exercised	(1,411,905)	26.24	$31,895
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2017	1,274,022	26.75	30,640	1.87
Exercisable at December 31, 2017	1,274,022	26.75	30,640	1.87
Vested at December 31, 2017	1,274,022	26.75	30,640	1.87
Vested and expected to vest at December 31, 2017	1,274,022	26.75	30,640	1.87
As of December 31, 2017, there were 1,274,022 outstanding Amended 2009 Warrants with an expiration date of November 12, 2019. There is no remaining expense to be recognized from the Amended 2009 Warrants.
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
In November 2014, the 2009 Option Plan expired on the fifth anniversary of plan’s adoption date.

The following tables present the activity during the year ended December 31, 2017 related to the 2009 Option Plan:

	2009 Option Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	3,107,235	$20.62
Granted	—	—
Exercised	(1,768,652)	20.58	$47,180
Forfeited	(21,322)	22.72
Expired	(2,337)	22.97
Outstanding at December 31, 2017	1,314,924	20.65	39,651	4.49
Exercisable at December 31, 2017	1,314,924	20.65	39,651	4.49
Vested at December 31, 2017	1,314,924	20.65	39,651	4.49
Vested and expected to vest at December 31, 2017	1,314,924	20.65	39,651	4.49

A summary of selected data related to stock-based compensation expense follows:

	2009 Option Plan
	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Stock-based compensation expense	$760	$1,707	$2,239
Tax benefit realized from stock awards exercised	19,070	3,622	1,618
Fair value of stock-based awards that vested during the year	1,075	1,882	2,724
Amount of cash received from exercise of awards	36,392	11,427	8,163
Total intrinsic value of awards exercised during the year	47,180	9,547	4,940

	2009 Option Plan
	December 31,
	2017	2016	2015
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$—	$569	$2,561
Weighted-average life over which expense is expected to be recognized (years)	0.00	0.78	1.72
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
2013 Incentive Plan – Stock Options
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
The following tables present the activity during the year ended December 31, 2017 related to the 2013 Plan Options:

	2013 Plan Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	2,164,258	$20.63
Granted	—	—
Exercised	(725,970)	20.18	$20,633
Forfeited	(13,335)	27.23
Expired	—	—
Outstanding at December 31, 2017	1,424,953	20.79	42,764	6.21
Exercisable at December 31, 2017	1,408,115	20.71	42,372	6.20
Vested at December 31, 2017	1,408,115	20.71	42,372	6.20
Vested and expected to vest at December 31, 2017	1,424,953	20.79	42,764	6.21
The fair value of the 2013 Plan Options granted for the years ended December 31, 2016 and 2015 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2013 Plan Options awards is presented below:

	2013 Plan Options
	Years Ended December 31,
	2017	2016	2015
Expected volatility	—%	24.7%	31.1%
Expected dividend yield	—%	1.25%	1.25%
Expected term (years)	0.0	6.0	6.2
Risk-free interest rate	—%	1.37%	1.63%
Weighted average grant date fair value	$—	$6.57	$7.38
The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2013 Plan Option awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.
A summary of selected data related to stock-based compensation expense follows:

	2013 Plan Options
	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Stock-based compensation expense	$226	$1,655	$2,002
Tax benefit realized from stock awards exercised	8,019	1,380	158
Grant date fair value of stock-based awards that vested during the year	3,732	4,313	1,181
Amount of cash received from exercise of option awards	14,652	5,186	714
Total intrinsic value of awards exercised during the year	20,633	3,888	465

	2013 Plan Options
	December 31,
	2017	2016	2015
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$41	$333	$1,633
Weighted-average life over which expense is expected to be recognized (years)	0.28	1.24	1.53
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
On four different dates during the year ended December 31, 2017, the Company granted 37,500 options that vest in-full (i.e. cliff vesting) on the 5-year anniversary of the grant date from the 2016 Incentive Plan to employees with a weighted average exercise price of $46.89, the estimated fair value of the Company's stock on the date of grant and an aggregate fair value of $440 thousand. The options granted to employees expire 10 years from the grant date.
The following tables present the activity during the year ended December 31, 2017 related to the 2016 Plan Options:

	2016 Plan Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	827,500	$36.11
Granted	37,500	46.89
Exercised	—	—	$—
Forfeited	(102,500)	36.11
Expired	—	—
Outstanding at December 31, 2017	762,500	36.64	10,797	8.64
Exercisable at December 31, 2017	—	—	—	—
Vested at December 31, 2017	—	—	—	—
Vested and expected to vest at December 31, 2017	762,500	36.64	10,797	8.64

The fair value of the 2016 Plan Options granted for the year ended December 31, 2017 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2016 Plan Options awards is presented below:

	2016 Plan Options
	December 31,
	2017	2016
Expected volatility	22.6% - 23.4%	24.0%
Expected dividend yield	1.25%	1.25%
Expected term (years)	7.5	7.5
Risk-free interest rate	2.04% - 2.17%	1.42%
Weighted average grant date fair value	$11.73	$8.62
The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2016 Plan Option awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the US Treasury yields for the expected term of the instrument.
A summary of selected data related to stock-based compensation expense for the year ended December 31, 2017 are as follows:

	2016 Plan Options
	December 31,
	2017	2016
	(Dollars in thousands)
Stock-based compensation expense	$1,431	$570
Unrecognized compensation expense related to stock-based compensation	4,882	6,563
Weighted-average life over which expense is expected to be recognized (years)	3.66	4.61
2016 Incentive Plan - Restricted Stock Awards and Restricted Stock Unit Awards
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
On February 7, 2017, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2017 in the form of restricted stock units (the "Directors' RSU Award"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 24,800 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs vested on each of March 30, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. Compensation expense was recognized on a straight-line basis over the requisite vesting period ending December 31, 2017.
On March 28, 2017, the Compensation Committee granted 83,593 restricted shares (the "Executive RSU Award") of Class A Common Stock to certain Executives. The fair value of the Executive RSU Awards on the grant date was $4.0 million and will be recognized as compensation expense over the requisite vesting period ending December 31, 2019.
On March 28, 2017, the Compensation Committee granted a target of 73,144 and a maximum of 91,430 restricted stock units (the "Performance RSU Award") of Class A Common Stock to a certain Executive. The total target grant date fair value of the Performance RSU Award was $3.5 million, up to a maximum of $4.4 million, and will be recognized on a straight-line basis as compensation expense over the requisite vesting period ending December 31, 2019.
On five different dates during the year ended December 31, 2017, the Company granted 81,815 restricted shares (the "Employee RSU Award") to employees that vest in-full (i.e. cliff vesting) on the 5-year anniversary of the grant date from the 2016 Incentive Plan. The fair value of the Awards on the grant date was $4.1 million and will be recognized as compensation expense over the requisite vesting period ending on the respective 5-year anniversary of the Employee RSU Award's grant date.

The following tables present the activity during the year ended December 31, 2017 related to restricted stock from the 2016 Plan:

	2016 Stock Incentive Plan
	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	80,808	$34.47	—	$—	—	$—
Granted	83,593	47.85	106,615	49.49	73,144	47.85
Vested	(68,268)	39.93	(18,600)	45.45	—	—
Canceled or forfeited	—	—	—	—	—	—
Outstanding at December 31, 2017	96,133	42.23	88,015	50.34	73,144	47.85
The actual number of Performance Restricted Stock Units issued at the vesting date could range from 0% to 125% of the initial grant, depending on actual performance achieved.
A summary of selected data related to stock-based compensation expense for the year ended December 31, 2017 are as follows:

	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Stock-based compensation expense	$3,672	$1,393	$1,225	$—	$968	$—
Unrecognized compensation expense related to stock-based compensation	$3,113	$2,785	$4,051	$—	$2,532	$—
Weighted-average life over which expense is expected to be recognized (years)	1.31	2.00	4.88	0.00	2.00	0.00
Florida Community Bank, N.A. 401(k) Plan
The Company sponsors the Florida Community Bank, N.A. 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after the first month following 90 days of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 3% of compensation. Matching contributions are fully vested after three years of service. Total 401(k) matching employer contribution expense totaled $1.1 million, $978 thousand and $868 thousand for the years ended December 31, 2017, 2016 and 2015 respectively.
Executive Incentive Plan
During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the adoption of the FCB Financial Holdings, Inc. Executive Incentive Plan (the “EIP”). The EIP provides for Annual Incentive Awards and Long-Term Incentive Awards, both of which are subject to achievement of specified performance goals.
Annual Incentive Awards-The Compensation Committee approved Annual Awards under the EIP in respect to the Company’s Core Pre-Tax Profits for fiscal years 2017, 2016 and 2015. The Company recognized $6.0 million, $6.0 million, and $5.1 million of compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Long-Term Incentive Awards-The Compensation Committee granted a Long-Term Award of cash phantom units (“CPUs”) under the Long-Term Incentive component of the EIP which covers a three-year period ending December 31, 2017 (the “Performance Period”). The value of the award is determined by the Company’s common share price at the end of the performance period. Based on the estimated value of the award, the Company recognized $105 thousand, $377 thousand and $1.1 million of compensation expense for the years ended December 31, 2017, 2016 and 2015 respectively. On January 2, 2018, upon conclusion of the Performance Period, it was determined by the Compensation Committee that the total award to be settled under this Long-Term Award plan be 103,456 shares of Class A Common Stock of the Company.
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
The estimated award amount will be recognized over the three year service period beginning on January 1, 2016. The Company recognized $792 thousand and $1.1 million in compensation expense related to this plan for the years ended December 31, 2017 and 2016, respectively.
NOTE 15. BASIC AND DILUTED EARNINGS PER SHARE
Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of common stock equivalents, including stock options, warrants and unvested shares, calculated using the treasury stock method. Common stock equivalents are excluded from the computation of diluted EPS in periods in which the effect is anti-dilutive.
The following table presents the computation of basic and diluted EPS:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$125,194	$99,916	$53,391
Weighted average number of common shares—basic	42,887,142	40,716,588	41,300,979
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	3,233,788	2,508,576	1,992,628
Weighted average number of common shares—diluted	46,120,930	43,225,164	43,293,607
Basic earnings per share	$2.92	$2.45	$1.29
Diluted earnings per share	$2.71	$2.31	$1.23
Weighted average number of anti-dilutive equity awards	29,114	330,095	91,923
NOTE 16. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") resulted in significant changes to the U.S. tax code, including a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Accordingly, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The Company performed a preliminary analysis as of December 31, 2017 and recorded an estimated $14.3 million impact for this one-time non-cash charge to the statement of income. The ultimate impact may differ from this estimate due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

The components of the expense and benefit for income taxes for the periods presented are as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current income tax expense:
Federal	$24,036	$39,528	$23,610
State	3,800	6,013	3,441
Total current income tax expense	27,836	45,541	27,051
Deferred income tax expense (benefit):
Federal	24,795	9,161	(19,157)
State	1,534	1,203	(2,238)
Total deferred income tax expense (benefit)	26,329	10,364	(21,395)
Total income tax expense (benefit)	$54,165	$55,905	$5,656
A reconciliation of the expected income tax expense or benefit at the statutory federal income tax rate of 35% to the Company’s actual income tax expense or benefit and effective tax rate for the periods presented is as follows:

	Years Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense (benefit) at federal income tax rate	$62,776	35.00%	$54,537	35.00%	$20,667	35.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(3,186)	(1.78)%	(1,817)	(1.17)%	(1,614)	(2.73)%
Stock compensation and excess tax benefit	(20,098)	(11.21)%	234	0.15%	729	1.23%
Dividends received deduction	(1,631)	(0.91)%	(1,919)	(1.23)%	(2,104)	(3.56)%
GFB NUBIL Revaluation	—	—%	—	—%	(4,954)	(8.39)%
NOL Valuation Allowance	—	—%	—	—%	(9,061)	(15.35)%
State tax, net of federal benefit	3,528	1.97%	4,777	3.07%	1,619	2.74%
Federal tax rate change	14,301	7.97%	—	—%	—	—%
Other	(1,525)	(0.85)%	93	0.06%	374	0.62%
Total	$54,165	30.19%	$55,905	35.88%	$5,656	9.56%
Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Other real estate owned	$1,456	$12,991
Total	1,456	12,991
Excess carrying value over tax basis of liabilities:
Repo Loans	—	324
Total	—	324
Net operating loss carry forward:
Federal	5,755	9,287
State	534	921
Total	6,289	10,208
Amortization	11,717	21,555
Depreciation	—	660
Unrealized losses on securities available for sale	—	2,509
Allowance for loan losses	11,087	12,807
Non-qualified stock options and restricted stock	3,869	7,695
Other	469	2,696
Gross deferred tax assets	34,887	71,445
Valuation allowance	—	—
Gross deferred tax assets, net of valuation allowance	34,887	71,445
Deferred tax liabilities:
Loans	(947)	(7,542)
Depreciation	(239)	—
Restricted securities	(1,475)	(2,260)
Unrealized gains on securities available for sale	(3,594)	—
Other	(1,589)	(252)
Gross deferred tax liabilities	(7,844)	(10,054)
Deferred tax assets (liabilities), net	$27,043	$61,391
At December 31, 2017, the Company had deferred tax assets for federal and state net operating losses of $5.8 million and $534 thousand, respectively. The federal and state net operating loss carryforwards are attributable to the acquisition of Great Florida Bank and are subject to an annual limitation. These deferred tax assets for net operating losses will expire in years 2028 through 2034.
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
The Company had no uncertain tax positions at December 31, 2017, 2016 or 2015. The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not incur interest or penalties associated with income taxes at December 31, 2017, 2016 or 2015.

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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $1.1 million as of December 31, 2017 and $1.6 million as of December 31, 2016.
Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Commitments to fund loans	$926,405	$724,380
Unused lines of credit	571,587	410,068
Commercial and standby letters of credit	46,520	26,200
Total	$1,544,512	$1,160,648
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
NOTE 18. PARENT COMPANY FINANCIAL STATEMENTS
Condensed Balance Sheets of FCB Financial Holdings, Inc. (Parent company only) for the periods presented are as follows:
PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Cash and due from banks	$10,271	$18,126
Available for sale securities	179,815	129,970
Investment in bank subsidiary	1,025,677	885,296
Other assets	13,894	9,874
Total assets	$1,229,657	$1,043,266
Liabilities and stockholders’ equity:
Total liabilities	50,783	61,182
Stockholders’ equity	1,178,874	982,084
Total liabilities and stockholders’ equity	$1,229,657	$1,043,266

Condensed Statements of Income of FCB Financial Holdings, Inc. (Parent company only) for the periods presented are as follows:
PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income:
Interest and dividends on investment securities	$8,079	$7,831	$8,602
Gain (loss) on investment securities	2,032	(586)	688
Total income	10,111	7,245	9,290
Expense:
Interest on borrowings	770	884	551
Stock-based compensation expense	1,126	577	829
Professional services	922	707	950
Directors fees	401	800	598
Insurance expense	768	1,034	1,505
Other noninterest expense	8,372	7,261	6,500
Total expense	12,359	11,263	10,933
Income (loss) before income taxes and equity in undistributed income of subsidiaries	(2,248)	(4,018)	(1,643)
Income tax expense (benefit)	(5,494)	(3,671)	(2,901)
Income (loss) before equity in undistributed income of subsidiaries	3,246	(347)	1,258
Equity in income of subsidiary	121,948	100,263	52,133
Net income	$125,194	$99,916	$53,391

Condensed Statements of Comprehensive Income of FCB Financial Holdings, Inc. (Parent company only) for periods presented are as follows:
PARENT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$125,194	$99,916	$53,391
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(1,644), $(620), and $(227), respectively	2,685	988	362
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of taxes of $1,050, $63, and $384, respectively	(1,696)	(100)	(612)
Total other comprehensive income (loss)	989	888	(250)
Total comprehensive income	$126,183	$100,804	$53,141

Condensed Statements of Cash Flows of FCB Financial Holdings, Inc. (Parent company only) for periods presented are as follows:
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$125,194	$99,916	$53,391
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(121,948)	(100,263)	(52,133)
Amortization (accretion) of premium (discount) on investment securities	(13)	—	—
(Gain) loss on investment securities	(2,032)	586	(688)
Stock-based compensation and warrant expense	1,124	577	829
Depreciation of premises and equipment	—	—	1
Deferred tax expense	3,126	(735)	1,272
Net change in operating assets and liabilities:
(Increase)/decrease in due from subsidiaries	(472)	4,478	8,476
Increase/(decrease) in due to subsidiaries	(1,745)	1,745	(1,979)
Net change in other assets	1,332	1,382	1,052
Net change in other liabilities	(8,109)	(4,365)	(2,806)
Net cash provided by (used in) operating activities	(3,543)	3,321	7,415
Cash flows from investing activities:
Purchases of investment securities available for sale	(102,988)	(67,934)	(169,728)
Sales of investment securities available for sale	56,791	106,347	110,649
Payments and maturities of investment securities	—	—	2,005
Capital contribution	—	—	(35,000)
Net cash provided by (used in) investing activities	(46,197)	38,413	(92,074)
Cash flows from financing activities:
Repurchase common stock	—	(23,738)	(34,884)
Exercise of stock options	50,670	17,042	8,793
Excess tax benefit from share-based payments	—	2,110	2,048
Net change in repurchase agreements	(8,785)	(28,134)	87,254
Net cash provided by (used in) financing activities	41,885	(32,720)	63,211
Net Change in Cash	(7,855)	9,014	(21,448)
Cash at Beginning of Period	18,126	9,112	30,560
Cash at End of Period	$10,271	$18,126	$9,112

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
For the years ended December 31, 2017, 2016 or 2015, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of December 31, 2017, there were no interest rate derivatives classified as Level 3.
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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$42,838	$—	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	595,237	—	595,237
State and municipal obligations	—	26,172	—	26,172
Asset-backed securities	—	610,546	—	610,546
Corporate bonds and other debt securities	55,970	699,933	—	755,903
Preferred stocks and other equity securities	12,954	77,153	—	90,107
Derivative assets—Interest rate contracts		11,833	—	11,833
Total	$68,924	$2,063,712	$—	$2,132,636
Liabilities:
Derivative liabilities—Interest rate contracts	$—	$11,833	$—	$11,833
Total	$—	$11,833	$—	$11,833

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$16,314	$—	$16,314
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	558,446	—	558,446
State and municipal obligations	—	27,679	—	27,679
Asset-backed securities	—	577,823	—	577,823
Corporate bonds and other debt securities	53,517	505,777	—	559,294
Preferred stocks and other equity securities	6,908	129,970	—	136,878
Derivative assets—Interest rate contracts	—	15,268	—	15,268
Total	$60,425	$1,831,277	$—	$1,891,702
Liabilities:
Derivative liabilities—Interest rate contracts	$—	$15,268	$—	$15,268
Total	$—	$15,268	$—	$15,268
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no financial assets transferred from level 2 to level 1 of the fair value hierarchy during the year ended December 31, 2017. There were $53.5 million of transfers of financial assets between levels of the fair value hierarchy during the year ended December 31, 2016.

The following table reconciles changes in the fair value of liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	Clawback Liability	Clawback Liability	Clawback Liability
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$13,846
Termination of FDIC loss sharing agreements	—	—	(13,846)
Balance at end of period	$—	$—	$—
For the years ended December 31, 2017 and 2016, there was not a change in the methods or significant assumptions used to estimate fair value.
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
The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	December 31, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$6,153	$8,878	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (7.6%)
Other real estate owned	14,906	19,228	Third party appraisals	Collateral discounts and estimated cost to sell	10%
The following table provides information about certain assets measured at fair value on a non-recurring basis:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$—	$700	$1,071
Foreclosed real estate	670	1,219	674
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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$115,921	$115,921	$115,921	$—	$—
Available for sale securities	2,120,803	2,120,803	68,924	2,051,879	—
FHLB and other bank stock	56,881	56,881	—	56,881	—
Loans, net	7,930,639	7,877,094	—	—	7,877,094
Loans held for sale	12,736	12,736	—	12,736	—
Bank-owned life insurance	201,069	201,069	—	201,069	—
Derivative assets—Interest rate contracts	11,833	11,833	—	11,833	—

Financial Liabilities:
Deposits	$8,673,927	$8,664,125	$—	$8,664,125	$—
Advances from the FHLB and other borrowings	749,113	740,941	—	740,941	—
Derivative liabilities—Interest rate contracts	11,833	11,833	—	11,833	—

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$83,876	$83,876	$83,876	$—	$—
Available for sale securities	1,876,434	1,876,434	60,425	1,816,009	—
FHLB and other bank stock	51,656	51,656	—	51,656	—
Loans, net	6,596,997	6,556,914	—	—	6,556,914
Loans held for sale	20,220	20,220	—	20,220	—
Bank-owned life insurance	198,438	198,438	—	198,438	—

Derivative assets—Interest rate contracts	15,268	15,268	—	15,268	—
Financial Liabilities:
Deposits	$7,305,671	$7,306,148	$—	$7,306,148	$—
Advances from the FHLB and other borrowings	751,103	745,855	—	745,855	—
Derivative liabilities—Interest rate contracts	15,268	15,268	—	15,268	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at December 31, 2017 and 2016, include cash and cash equivalents.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Estimates may differ from actual exit value as defined by ASC Topic 820.
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

	Quarters Ended December 31, 2017
	Q4	Q3	Q2	Q1
	(Dollars in thousands, except per share data)
Selected Income Statement data:
Interest income	$101,490	$96,816	$90,573	$85,222
Interest expense	23,376	21,035	18,686	15,552
Net interest income	78,114	75,781	71,887	69,670
Provision for loan losses	2,786	2,871	2,115	1,643
Net interest income after provision for loan losses	75,328	72,910	69,772	68,027
Noninterest income	7,731	8,425	8,873	9,987
Noninterest expense	36,119	35,239	35,252	35,084
Income before income tax expense	46,940	46,096	43,393	42,930
Income tax expense	27,976	13,936	8,312	3,941
Net income	$18,964	$32,160	$35,081	$38,989
Earnings per share:
Basic	$0.43	$0.74	$0.82	$0.93
Diluted	$0.41	$0.70	$0.76	$0.86

	Quarters Ended December 31, 2016
	Q4	Q3	Q2	Q1
	(Dollars in thousands, except per share data)
Selected Income Statement data:
Interest income	$85,580	$80,800	$77,208	$75,728
Interest expense	14,514	13,522	12,278	11,286
Net interest income	71,066	67,278	64,930	64,442
Provision for loan losses	2,249	1,990	1,976	1,440
Net interest income after provision for loan losses	68,817	65,288	62,954	63,002
Noninterest income	7,919	8,142	8,222	5,434
Noninterest expense	33,646	33,036	33,975	33,300
Income before income tax expense	43,090	40,394	37,201	35,136
Income tax expense	15,194	14,330	13,697	12,684
Net income	$27,896	$26,064	$23,504	$22,452
Earnings per share:
Basic	$0.68	$0.64	$0.58	$0.55
Diluted	$0.64	$0.60	$0.55	$0.52

NOTE 21. SUBSEQUENT EVENTS
Acquisitions
Floridian Community Bank
On November 27, 2017, the Company announced the signing of a definitive agreement for FCB Financial Holdings, Inc. to acquire Floridian Community Holdings, Inc., the parent company of Floridian Community Bank (“Floridian”). On February 5, 2018, the Company announced it had received approval from both the Federal Reserve Bank of Atlanta and the Office of the Comptroller of the Currency of its applications for the acquisition of Floridian. On February 20, 2018, Floridian shareholders approved the merger. Floridian, founded in 2003, is a state-chartered bank with 5 full-service branches located in South Florida. Under the terms of the merger agreement, which has been unanimously approved by the Board of each company, the transaction is expected to close in March of 2018, subject to certain customary closing conditions.

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
Internal Control over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the 2013 updated framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In accordance with Item 406 of Regulation S-K, we have adopted a code of ethics that applies to certain Company executives. The code of ethics is posted on our website at www.floridacommunitybank.com under “Investor Relations.” Within the time period required by the SEC, we will post on our website any amendment to the code of ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.
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
See Index of Exhibits on page F-76.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

FCB FINANCIAL HOLDINGS, INC.

Date:	February 23, 2018	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 23, 2018	/s/ Jack Partagas
Jack Partagas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kent S. Ellert Kent S. Ellert	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
/s/ Jack Partagas Jack Partagas	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018
/s/ Vincent S. Tese Vincent S. Tese	Director	February 23, 2018
/s/ Leslie J. Lieberman Leslie J. Lieberman	Director	February 23, 2018
/s/ Stuart I. Oran Stuart I. Oran	Director	February 23, 2018
/s/ Alan Bernikow Alan Bernikow	Director	February 23, 2018
/s/ Thomas E. Constance Thomas E. Constance	Director	February 23, 2018
/s/ Howard R. Curd Howard R. Curd	Director	February 23, 2018
/s/ Gerald Luterman Gerald Luterman	Director	February 23, 2018
/s/ William L. Mack William L. Mack	Director	February 23, 2018
/s/ Paul Anthony Novelly Paul Anthony Novelly	Director	February 23, 2018
/s/ Frederic Salerno Frederic Salerno	Director	February 23, 2018

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

10.3
Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1 Registration Statement of the Company filed with the SEC on June 20, 2014 (Registration No. 333-196935)).

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

10.25
FCB Financial Holdings, Inc. Executive Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2015 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 9, 2015).

10.26	FCB Financial Holdings, Inc. Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 of the Form 10-K filed with the SEC on February 26, 2016).

10.27	First Amendment to Employment Agreement, dated September 1, 2015, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 22, 2015).

10.28	Second Amendment to Employment Agreement, dated April 1, 2016, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.28 of the Form 10-Q filed with the SEC on May 6, 2016).

10.29	Employment Agreement, dated May 1, 2014, between the Bank and James E. Baiter (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed with the SEC on May 6, 2016).

10.30	Third Amendment to Employment Agreement, dated December 6, 2016, between the Bank and Kent Ellert (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on December 12, 2016).
10.31	First Amendment to Employment Agreement, dated December 6, 2016, between the Bank and Vincent Tese (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on December 12, 2016).

10.32	First Amendment to Employment Agreement, dated December 6, 2016, between the Bank and Les Lieberman (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on December 12, 2016).

10.33	2016 Stock Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 5, 2016).

10.34	First Amendment to the 2016 Stock Incentive Plan (incorporated by reference to Item 8.01 of the Form 8-K filed with the SEC on May 5, 2016).

10.35	First Amendment to Employment Agreement, dated April 18, 2017, between the Bank and James E. Baiter (incorporated by reference to Exhibit 10.35 of the Form 8-K filed with the SEC on April 20, 2017).

11	Statement re computation of earnings per share (Filed herewith as Note 15 to the consolidated financial statements)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Grant Thornton LLP. (Filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase