Form 10-Q
period 2018-03-31
FCB FINANCIAL HOLDINGS, INC.
filed 2018-05-09
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of May 1, 2018, the registrant had 46,754,715 shares of Class A Common Stock outstanding.

1

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$63,640	$60,787
Interest-earning deposits in other banks	85,385	55,134
Investment securities:
Available for sale debt securities, at fair value	2,180,570	2,030,696
Preferred stock and other equity securities, at fair value	88,476	90,107
Federal Home Loan Bank and other bank stock, at cost	58,184	56,881
Total investment securities	2,327,230	2,177,684
Loans held for sale	4,167	12,736
Loans:
New loans	7,976,251	7,661,385
Acquired loans	728,141	316,399
Allowance for loan losses	(49,213)	(47,145)
Loans, net	8,655,179	7,930,639
Premises and equipment, net	39,424	36,144
Other real estate owned	14,072	14,906
Goodwill	139,784	81,204
Core deposit intangible	7,954	3,668
Deferred tax assets, net	34,933	27,043
Bank-owned life insurance	212,925	201,069
Other assets	77,420	76,065
Total assets	$11,662,113	$10,677,079
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,478,837	$1,236,685
Interest-bearing	4,770,265	4,830,525
Total transaction accounts	6,249,102	6,067,210
Time deposits	3,237,174	2,606,717
Total deposits	9,486,276	8,673,927
Borrowings (including FHLB advances of $657,000 and $670,000, respectively)	753,921	749,113
Other liabilities	117,774	74,867
Total liabilities	10,357,971	9,497,907
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 49,348,492; 47,065,593 issued and 46,620,627; 44,371,104 outstanding	49	47
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132; 192,132 issued and 0; 0 outstanding	—	—
Additional paid-in capital	1,034,687	933,960
Retained earnings	353,019	313,645
Accumulated other comprehensive income (loss)	(6,240)	8,893
Treasury stock, at cost; 2,727,865; 2,694,489 Class A and 192,132; 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,304,142	1,179,172
Total liabilities and stockholders’ equity	$11,662,113	$10,677,079
The accompanying notes are an integral part of these consolidated financial statements
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$87,466	$66,589
Interest and dividends on investment securities	20,854	18,561
Other interest income	237	72
Total interest income	108,557	85,222
Interest expense:
Interest on deposits	23,649	13,518
Interest on borrowings	2,725	2,034
Total interest expense	26,374	15,552
Net interest income	82,183	69,670
Provision for loan losses	2,076	1,643
Net interest income after provision for loan losses	80,107	68,027
Noninterest income:
Service charges and fees	1,054	915
Loan and other fees	4,900	2,495
Bank-owned life insurance income	1,367	1,414
Income from resolution of acquired assets	74	762
Gain on sales of other real estate owned	105	45
Gain (loss) on investment securities	(1,404)	777
Other noninterest income	1,127	3,579
Total noninterest income	7,223	9,987
Noninterest expense:
Salaries and employee benefits	21,945	20,497
Occupancy and equipment expenses	3,558	3,397
Loan and other real estate related expenses	1,111	1,227
Professional services	2,265	1,352
Data processing and network	3,566	2,965
Regulatory assessments and insurance	2,497	2,177
Amortization of intangibles	294	256
Marketing and promotions	1,757	1,346
Other operating expenses	2,168	1,867
Total noninterest expense	39,161	35,084
Income before income tax expense	48,169	42,930
Income tax expense	8,070	3,941
Net income	$40,099	$38,989
Earnings per share:
Basic	$0.89	$0.93
Diluted	$0.84	$0.86
Weighted average shares outstanding:
Basic	45,239,988	41,730,610
Diluted	47,579,309	45,573,216
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$40,099	$38,989
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net unrealized holding gains (losses) on available for sale debt securities, net of taxes of $4,801 and $(6,719) respectively	(14,441)	10,786
Reclassification adjustment for realized (gains) losses on available for sale debt securities included in net income, net of taxes of $101 and $32, respectively	(304)	(50)
Cumulative adjustment from adoption of new accounting standards	725	—
Net change in unrealized gains (losses) on available for sale debt securities	(14,020)	10,736
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) on derivative instruments, net of taxes of $370 and $0, respectively	(1,113)	—
Reclassification adjustments of net (gains) losses recognized in income	—	—
Net change in unrealized gains (losses) on derivative instruments	(1,113)	—
Net change in accumulated other comprehensive income (loss)	(15,133)	10,736
Total comprehensive income (loss)	$24,966	$49,725
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2017	40,969,097	188,474	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	38,989	—	—	38,989
Exchange of B shares to A shares	188,474	(188,474)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	1,431	—	—	—	1,431
Stock issued in connection with equity awards and warrants	1,265,015	—	1	—	21,664	—	—	—	21,665
Other	—	—	—	—	(15)	—	—	—	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	10,736	10,736
Balance as of March 31, 2017	42,422,586	—	$45	$—	$898,394	$227,440	$(77,373)	$6,741	$1,055,247
Balance as of January 1, 2018	44,371,104	—	$47	$—	$933,960	$313,645	$(77,373)	$8,893	$1,179,172
Net income	—	—	—	—	—	40,099	—	—	40,099
Cumulative adjustment from adoption of new accounting standards (1)	—	—	—	—	—	(725)	—	725	—
Stock issued in connection with acquisition	1,754,362	—	2	—	94,120	—	—	—	94,122
Stock-based compensation and warrant expense	—	—	—	—	1,871	—	—	—	1,871
Stock issued in connection with equity awards and warrants	569,184	—	—	—	7,084	—	—	—	7,084
Shares surrendered for tax withholding obligations	(40,647)	—	—	—	(2,066)	—	—	—	(2,066)
Other	—	—	—	—	(282)	—	—	—	(282)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(15,858)	(15,858)
Balance as of March 31, 2018	46,654,003	—	$49	$—	$1,034,687	$353,019	$(77,373)	$(6,240)	$1,304,142
(1) Includes $1.0 million from adoption of ASU 2016-01 and $(1.7) million from adoption of ASU 2018-02. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$40,099	$38,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,076	1,643
Amortization of intangible assets	294	256
Depreciation and amortization of premises and equipment	913	880
Accretion of discount on loans	(297)	(194)
Net amortization (accretion) of premium (discount) on investment securities	513	437
Net amortization (accretion) of premium (discount) on time deposits	(23)	—
Net amortization (accretion) on FHLB advances and other borrowings	—	(526)
Impairment of other real estate owned	492	184
(Gain) loss on available for sale debt securities	(240)	(777)
(Gain) loss on sale of loans	(276)	(796)
(Gain) loss on sale of other real estate owned	(105)	(45)
(Gain) loss on sale of premises and equipment	—	(1)
Unrealized (gain) loss on preferred stock and other equity securities	1,644	—
Stock-based compensation	1,871	1,431
Increase in cash surrender value of BOLI	(1,367)	(1,414)
Net change in operating assets and liabilities:
Net change in loans held for sale	(1,816)	(588)
Net change in other assets	4,842	(5,723)
Net change in other liabilities	479	10,630
Net cash provided by operating activities	49,099	44,386
Cash Flows From Investing Activities:
Purchase of equity securities	(14)	(6,005)
Purchase of available for sale debt securities	(247,098)	(167,133)
Sales of available for sale debt securities	35,366	17,728
Paydown and maturities of available for sale debt securities	102,292	67,141
Purchase of FHLB and other bank stock	(22,895)	(32,318)
Sales of FHLB and other bank stock	25,033	28,322
Cash received in acquisition	16,699	—
Net change in loans	(306,721)	(404,462)
Purchase of loans	(1,071)	—
Proceeds from sale of loans	18,128	120,536
Proceeds from sale of other real estate owned	460	1,216
Purchase of premises and equipment	(768)	(519)
Proceeds from the sale of premises and equipment	—	14
Proceeds from life insurance	—	1,763
Net cash used in investing activities	(380,589)	(373,717)
Cash Flows From Financing Activities:
Net change in deposits	430,039	368,700
Net change in FHLB advances	(84,404)	52,450
Net change in repurchase agreements	15,823	(63,508)
Cash paid for withholding taxes on share based payments	(3,666)	—
Exercise of stock options and warrants	7,084	21,665
Other financing costs	(282)	(15)
Net cash provided by financing activities	364,594	379,292
Net Change in Cash and Cash Equivalents	33,104	49,961
Cash and Cash Equivalents at Beginning of Period	115,921	83,876
Cash and Cash Equivalents at End of Period	$149,025	$133,837

Supplemental Disclosures of Cash Flow Information:
Interest paid	$26,030	$15,675
Income taxes paid	17	—
Supplemental disclosure of noncash investing and financing activities:
Transfer/adjustments of loans to other real estate owned	$(100)	$888
Transfers from loans held for sale to portfolio loans	10,683	—
(Purchase) sale of investment securities settled in subsequent period, net	(25,023)	6,214
See Note 2 regarding non-cash transactions included in the acquisition
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto for FCB Financial Holdings, Inc. (the “Company”) previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Nature of Operations
The Company is a national bank holding company with two wholly-owned subsidiaries: (i) Florida Community Bank, N.A., a national bank (“Florida Community Bank” or the “Bank”); and (ii) Floridian Custody Services, Inc. ("Custody Services"). Florida Community Bank, headquartered in Weston, Florida, offers a comprehensive range of traditional banking products and services to individual and corporate customers through 51 banking centers located in Florida as of March 31, 2018. Custody Services, headquartered in Davie, Florida, provides clearing and custodian services to deposit brokers and their clients.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Custody Services, Florida Community Bank, and the Bank’s subsidiaries, which consist of a group of real estate holding companies. Intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The Company’s financial reporting and accounting policies conform to U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates subject to significant change include the allowance for loan losses, valuation of and accounting for acquired loans, the carrying value of OREO, the fair value of financial instruments, the valuation of goodwill and other intangible assets, acquisition-related fair value computations, stock-based compensation and deferred taxes.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. Under ASU No. 2014-09, revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the guidance, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when the entity satisfies a performance obligation. This guidance should be applied to all contracts with customers except those that are within the scope of other standards. This ASU became effective for the quarter ended March 31, 2018. The Company elected to adopt the new guidance under the modified retrospective approach. Since the Company's revenue is comprised primarily of net interest income from financial instruments that are within the scope of other standards, including loans and securities, the new guidance did not have a material impact upon adoption. In addition, the adoption of this guidance did not result in any material changes to the method of revenue recognition on the components of noninterest income. Accordingly, the adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this ASU affect the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. This ASU became effective the for the quarter ended March 31, 2018. As of January 1, 2018, the Company had equity securities in a net pre-tax unrealized gain position of $1.6 million for which $1.0 million, the tax effected balance, was reclassified from other comprehensive income to beginning retained earnings at adoption.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments." The objective of this guidance is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB is issuing this ASU to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in this ASU will require all entities to account for the derecognition of a business or nonprofit activity in accordance with Topic 810. The amendments also eliminate several accounting differences between transactions involving assets and transactions involving businesses. This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarity when applying the guidance in Topic 718, specifically relating to a modification of a share-based payment award. Entities should treat changes as modifications unless the fair value, vesting conditions, and classification of the modified awards are unchanged from the conditions immediately before the change. This ASU became effective for the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The Company early adopted ASU 2017-12 during the quarter ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  ASU 2018-02 allows an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the re-measurement of the Company's deferred tax assets following the enactment of the Tax Reform Act, accumulated other comprehensive income included $1.7 million of stranded tax effects at December 31, 2017.  The Company early adopted ASU 2018-02 during the quarter ended March 31, 2018 and made the election to reclassify the stranded tax effects from accumulated other comprehensive income to retained earnings at the beginning of the period of adoption.
Recently Issued Accounting Pronouncements
In January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842." This ASU provides an optional transition practical expedient to not evaluate under Topic 842, existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this guidance affect the amendments in Update 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. Management does not intend to early adopt this guidance. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 2. BUSINESS ACQUISITIONS
On March 1, 2018, the Company acquired 100% of the outstanding common stock of Floridian Community Holdings, Inc., ("Floridian") the parent company of Floridian Community Bank and Floridian Custody Services, Inc. Under the terms of the acquisition, each share of Floridian common stock was converted into 0.4584 shares of FCB Class A common stock at the effective date. A total of 1,754,362 shares of FCB Class A common stock were issued to holders of Floridian common stock. Additionally, cash of $7 thousand was paid for fractional shares resulting from the application of the exchange ratio. The Floridian acquisition will (i) expand the Company's business within demographically attractive markets in southeast Florida; (ii) increase the Company's core deposit base, an important funding source; and (iii) provide the opportunity to sell the Company's broad array of products to Floridians' client base, among other benefits. The results of operations were included in the Company's results beginning on March 1, 2018, the date of acquisition. The fair value of the common shares issued as part of the consideration paid for Floridian was determined using the closing price of the Company's common shares on February 28, 2018. Floridian had total assets of $507.7 million, total liabilities of $472.2 million and operated 5 full-service branches in South Florida as of March 1, 2018. Goodwill of $58.6 million was recognized in the transaction which represents expected synergies and cost savings resulting from combining operations of the acquired institution with those of the Company. None of the goodwill recognized is expected to be deductible for income tax purposes.
The Company determined that the acquisition of Floridian constituted a business combination as defined by the ASC Topic 805, “Business Combinations”. The acquisition was not considered to be a significant business combination. The assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. Fair values were determined in accordance with the guidance provided in ASC Topic 820, “Fair Value Measurements”. In many cases the determination of the fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined, however the measurement period will not extend beyond one year of the acquisition date. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected. The Company utilized the assistance of third-party advisors in the determination of fair values for loans, deposits, other real estate owned and deferred tax assets acquired.

The following table presents a summary of the assets acquired and liabilities assumed in the Floridian acquisition recorded at fair value:

(Dollars in thousands)
Consideration paid:
Common stock issued	$94,122
Fair value of assets acquired:
Cash and cash equivalents	16,699
Investment securities	38,772
Loans	425,894
Other real estate owned	113
Core deposit intangible	4,580
Fixed assets	3,425
Deferred tax asset, net	5,043
Bank-owned life insurance	10,489
Other assets	2,678
Total identifiable assets acquired	507,693
Fair value of liabilities assumed:
Deposits	382,333
FHLB advances and other borrowings	73,389
Other liabilities	16,429
Total liabilities assumed	472,151
Fair value of net assets acquired	35,542
Goodwill resulting from acquisition	$58,580
NOTE 3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale debt securities are as follows:

	Amortized Cost	Unrealized		Fair Value
March 31, 2018		Gains	Losses
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$91,364	$30	$1,384	$90,010
U.S. Government agencies and sponsored enterprises mortgage-backed securities	611,868	187	15,619	596,436
State and municipal obligations	26,260	99	1,323	25,036
Asset-backed securities	670,439	1,388	218	671,609
Corporate bonds and other debt securities	787,471	15,625	5,617	797,479
Total available for sale debt securities	$2,187,402	$17,329	$24,161	$2,180,570

	Amortized Cost	Unrealized		Fair Value
December 31, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale debt securities: (1)
U.S. Government agencies and sponsored enterprises obligations	$43,471	$38	$671	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	600,310	1,716	6,789	595,237
State and municipal obligations	26,766	125	719	26,172
Asset-backed securities	608,340	2,306	100	610,546
Corporate bonds and other debt securities	738,994	18,222	1,313	755,903
Total available for sale debt securities	$2,017,881	$22,407	$9,592	$2,030,696
(1) To allow for improved comparability, prior year presentation has been modified to remove preferred stock and other equity securities in connection with the adoption of ASU 2016-01.
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Atlanta ("FRB"). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $928.8 million and $834.9 million at March 31, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are as follows:

March 31, 2018	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale debt securities:
Due in one year or less	$57,851	$57,857
Due after one year through five years	303,216	303,061
Due after five years through ten years	133,064	131,885
Due after ten years	319,600	329,712
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	1,373,671	1,358,055
Total available for sale debt securities	$2,187,402	$2,180,570
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

The following tables present the estimated fair values and gross unrealized losses on available for sale debt securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$54,803	$945	$6,104	$439	$60,907	$1,384
U.S. Government agencies and sponsored enterprises mortgage-backed securities	396,538	7,581	167,087	8,038	563,625	15,619
State and municipal obligations	186	7	22,707	1,316	22,893	1,323
Asset-backed securities	115,856	218	—	—	115,856	218
Corporate bonds and other debt securities	357,248	5,356	10,642	261	367,890	5,617
Total available for sale debt securities	$924,631	$14,107	$206,540	$10,054	$1,131,171	$24,161

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale debt securities: (1)
U.S. Government agencies and sponsored enterprises obligations	$31,518	$268	$7,157	$403	$38,675	$671
U.S. Government agencies and sponsored enterprises mortgage-backed securities	207,735	1,836	175,810	4,953	383,545	6,789
State and municipal obligations	192	2	23,813	717	24,005	719
Asset-backed securities	36,542	100	—	—	36,542	100
Corporate bonds and other debt securities	186,052	1,240	10,842	73	196,894	1,313
Total available for sale debt securities	$462,039	$3,446	$217,622	$6,146	$679,661	$9,592
(1) To allow for improved comparability, prior year presentation has been modified to remove preferred stock and other equity securities in connection with the adoption of ASU 2016-01.

At March 31, 2018, the Company’s security portfolio consisted of 361 securities, of which 204 securities were in an unrealized loss position. A total of 139 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at March 31, 2018. The following describes the basis under which the Company has evaluated OTTI:
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
Asset-Backed Securities and Corporate Bonds & Other Debt Securities:
Securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments were investment grade as of March 31, 2018 and December 31, 2017 and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.
Preferred Stock and Other Equity Securities:
The unrealized losses associated with preferred stock and other equity securities in large U.S. financial institutions are primarily driven by changes in interest rates and spreads. These securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase.

Gross realized gains and losses on the sale of available for sale debt securities are shown below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Gross realized gains	$1	$325
Gross realized losses	(6)	—
Net realized gains (losses)	$(5)	$325

The Company adopted ASU 2016-01 as of January 1, 2018. This guidance requires investments in equity securities with readily determinable fair values to be measured at fair value, with changes in the fair value recognized as a component of noninterest income in the Company's Consolidated Statements of Income. The Company recognized $1.6 million of unrealized losses in noninterest income during the three months ended March 31, 2018 related to equity securities still held at the end of the period.
NOTE 4. LOANS, NET
The Company’s loan portfolio consists of New and Acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations as New loans. The Company classifies loans acquired through business combinations as Acquired loans. Loans acquired with deteriorated credit quality since origination are accounted for under ASC 310-30, unless specifically excluded from the scope of ASC 310-30. The remaining portfolio of Acquired loans and those loans excluded from the scope of ASC 310-30 are accounted for under ASC 310-20 and are classified as Non-ASC 310-30 loans.
The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

March 31, 2018	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$138,853	$111,294	$2,168,606	$2,418,753
Owner-occupied commercial real estate	—	82,534	1,074,076	1,156,610
1-4 single family residential	35,264	164,188	2,232,791	2,432,243
Construction, land and development	31,188	32,413	732,551	796,152
Home equity loans and lines of credit	202	42,435	61,856	104,493
Total real estate loans	205,507	432,864	6,269,880	6,908,251
Other loans:
Commercial and industrial	22,434	47,760	1,701,651	1,771,845
Consumer	1,373	18,203	4,720	24,296
Total other loans	23,807	65,963	1,706,371	1,796,141
Total loans held in portfolio	$229,314	$498,827	$7,976,251	$8,704,392
Allowance for loan losses				(49,213)
Loans held in portfolio, net				$8,655,179

December 31, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$104,335	$37,736	$2,103,788	$2,245,859
Owner-occupied commercial real estate	—	16,100	987,781	1,003,881
1-4 single family residential	27,513	57,695	2,185,362	2,270,570
Construction, land and development	13,167	5,889	684,462	703,518
Home equity loans and lines of credit	—	34,589	59,636	94,225
Total real estate loans	145,015	152,009	6,021,029	6,318,053
Other loans:
Commercial and industrial	12,631	5,062	1,634,372	1,652,065
Consumer	1,423	259	5,984	7,666
Total other loans	14,054	5,321	1,640,356	1,659,731
Total loans held in portfolio	$159,069	$157,330	$7,661,385	$7,977,784
Allowance for loan losses				(47,145)
Loans held in portfolio, net				$7,930,639

(1)	Balance includes $(7.3) million and $(6.6) million of net deferred fees, costs, and premium and discount as of March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018 and December 31, 2017, the unpaid principal balances of ASC 310-30 loans were $293.6 million and $183.9 million, respectively. At March 31, 2018 and December 31, 2017, the Company had pledged loans as collateral for FHLB advances of $3.38 billion and $3.36 billion, respectively. The recorded investment of consumer mortgage loans, secured by 1-4 family residential real estate properties, for which formal foreclosure proceedings are in process as of March 31, 2018 totaled $2.6 million. The Company held $295.7 million and $289.1 million of syndicated national loans as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018, the Company purchased approximately $1.1 million of loans from third parties. During the three months ended March 31, 2017, the Company purchased no loans from third parties.
During the three months ended March 31, 2018 and 2017, the Company sold approximately $18.3 million and $120.2 million of portfolio loans to third parties, respectively.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $109 thousand and $(5.3) million between non-accretable and accretable discount during the three months ended March 31, 2018 and 2017, respectively.
Changes in accretable discount for ASC 310-30 loans for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at January 1,	$41,162	$60,990
Additions to accretable discount from FLCB acquisition	14,393	—
Accretion	(3,505)	(3,832)
Reclassifications from (to) non-accretable difference	109	(5,267)
Balance at March 31,	$52,159	$51,891

NOTE 5. ALLOWANCE FOR LOAN LOSSES
The Company’s accounting method for loans and the corresponding allowance for loan losses (“ALL”) differs depending on whether the loans are New or Acquired. The Company assesses and monitors credit risk and portfolio performance using distinct methodologies for Acquired loans, both ASC 310-30 Loans and Non-ASC 310-30 Loans, and New loans. Within each of these portfolios, the Company further disaggregates the portfolios into the following segments: Commercial real estate, Owner-occupied commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer. The ALL reflects management’s estimate of probable credit losses inherent in each of the segments. In response to Hurricane Irma, the Company recorded an unallocated provision expense of $1.5 million in prior year to reflect management's estimate of probable credit losses inherent in the loan portfolio related specifically to the storm.
The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145
Provision (credit) for ASC 310-30 loans	31	—	15	(15)	—	(31)	(2)	(2)
Provision (credit) for non-ASC 310-30 loans	(1)	3	(12)	—	(13)	44	(3)	18
Provision (credit) for New loans	292	410	(488)	(55)	(45)	1,979	(33)	2,060
Provision (credit) for Unallocated	—	—	—	—	—	—	—	—
Total provision	322	413	(485)	(70)	(58)	1,992	(38)	2,076
Charge-offs for ASC 310-30 loans	—	—	—	—	—	—	(7)	(7)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	(36)	—	(36)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	—	—	—	—	(36)	(7)	(43)
Recoveries for ASC 310-30 loans	—	—	—	13	—	17	—	30
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	5	—	—	—	—	—	—	5
Total recoveries	5	—	—	13	—	17	—	35
Ending ALL balance
ASC 310-30 loans	1,479	—	40	143	—	112	136	1,910
Non-ASC 310-30 loans	337	58	172	36	186	321	3	1,113
New loans	12,381	3,720	7,281	4,109	430	16,681	88	44,690
Unallocated	—	—	—	—	—	—	—	1,500
Balance at March 31, 2018	$14,197	$3,778	$7,493	$4,288	$616	$17,114	$227	$49,213

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(1,352)	—	2	66	—	1,047	(82)	(319)
Provision (credit) for non-ASC 310-30 loans	(32)	—	(58)	(3)	40	(6)	(29)	(88)
Provision (credit) for New loans	1,342	114	590	178	45	(219)	—	2,050
Total provision	(42)	114	534	241	85	822	(111)	1,643
Charge-offs for ASC 310-30 loans	—	—	—	—	—	(14)	—	(14)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(7)	—	—	(7)
Charge-offs for New loans	(131)	—	—	—	—	(100)	—	(231)
Total charge-offs	(131)	—	—	—	(7)	(114)	—	(252)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	917	—	31	305	—	1,310	162	2,725
Non-ASC 310-30 loans	344	61	243	44	276	370	6	1,344
New loans	8,703	2,650	7,639	4,569	450	11,273	78	35,362
Balance at March 31, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
March 31, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	983	—	—	—	983
1-4 single family residential	3,253	—	—	2,995	6,248
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	255	—	—	126	381
Total real estate loans	4,491	—	—	3,121	7,612
Other loans:
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total other loans	—	—	—	—	—
Total new loans	$4,491	$—	$—	$3,121	$7,612
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$3,847	$3,847
Owner-occupied commercial real estate	—	—	—	492	492
1-4 single family residential	848	—	43	1,298	2,189
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	764	—	—	2,484	3,248
Total real estate loans	1,612	—	43	8,121	9,776
Other loans:
Commercial and industrial	2,236	—	—	394	2,630
Consumer	—	—	—	—	—
Total other loans	2,236	—	—	394	2,630
Total acquired loans	$3,848	$—	$43	$8,515	$12,406

	Accruing
December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$324	$—	$—	$—	$324
Owner-occupied commercial real estate	843	150	—	—	993
1-4 single family residential	1,179	1,310	—	3,167	5,656
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	126	126
Total real estate loans	2,346	1,460	—	3,293	7,099
Other loans:
Commercial and industrial	4,980	2,167	—	—	7,147
Consumer	—	—	—	—	—
Total other loans	4,980	2,167	—	—	7,147
Total new loans	$7,326	$3,627	$—	$3,293	$14,246
Acquired Loans:
Real estate loans:
Commercial real estate	$360	$—	$—	$3,893	$4,253
Owner-occupied commercial real estate	290	—	—	494	784
1-4 single family residential	892	44	—	1,331	2,267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	1,128	—	—	1,720	2,848
Total real estate loans	2,670	44	—	7,438	10,152
Other loans:
Commercial and industrial	101	—	—	394	495
Consumer	—	—	—	—	—
Total other loans	101	—	—	394	495
Total acquired loans	$2,771	$44	$—	$7,832	$10,647
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

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

March 31, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,159,454	$6,057	$3,095	$—
Owner-occupied commercial real estate	1,074,076	—	—	—
Construction, land and development	732,551	—	—	—
Commercial and industrial	1,673,470	28,181	—	—
Total new loans	$5,639,551	$34,238	$3,095	$—
Acquired loans:
Commercial real estate	$107,104	$—	$4,190	$—
Owner-occupied commercial real estate	81,953	—	581	—
Construction, land and development	32,413	—	—	—
Commercial and industrial	47,025	—	735	—
Total acquired loans	$268,495	$—	$5,506	$—

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,095,560	$6,066	$2,162	$—
Owner-occupied commercial real estate	987,781	—	—	—
Construction, land and development	684,462	—	—	—
Commercial and industrial	1,617,462	16,910	—	—
Total new loans	$5,385,265	$22,976	$2,162	$—
Acquired loans:
Commercial real estate	$33,496	$—	$4,240	$—
Owner-occupied commercial real estate	15,607	—	493	—
Construction, land and development	5,889	—	—	—
Commercial and industrial	4,324	—	738	—
Total acquired loans	$59,316	$—	$5,471	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
March 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$2,168,606	$—	$—	$12,381	$—
Owner-occupied commercial real estate	—	1,074,076	—	—	3,720	—
1-4 single family residential	524	2,232,267	—	—	7,281	—
Construction, land and development	—	732,551	—	—	4,109	—
Home equity loans and lines of credit	129	61,727	—	66	364	—
Total real estate loans	$653	$6,269,227	$—	$66	$27,855	$—
Other loans:
Commercial and industrial	$—	$1,701,651	$—	$—	$16,681	$—
Consumer	—	4,720	—	—	88	—
Total other loans	$—	$1,706,371	$—	$—	$16,769	$—
Acquired loans:
Real estate loans:
Commercial real estate	$3,847	$107,447	$138,853	$129	$234	$1,479
Owner-occupied commercial real estate	—	82,534	—	—	66	—
1-4 single family residential	267	163,921	35,264	—	104	40
Construction, land and development	—	32,413	31,188	—	39	143
Home equity loans and lines of credit	495	41,940	202	—	210	—
Total real estate loans	$4,609	$428,255	$205,507	$129	$653	$1,662
Other loans:
Commercial and industrial	$272	$47,488	$22,434	$272	$56	$112
Consumer	—	18,203	1,373	—	3	136
Total other loans	$272	$65,691	$23,807	$272	$59	$248
Total Loans:
Unallocated	$—	$8,704,392	$—	$—	$1,500	$—

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$2,103,788	$—	$—	$12,084	$—
Owner-occupied commercial real estate	—	987,781	—	—	3,310	—
1-4 single family residential	1,096	2,184,266	—	—	7,769	—
Construction, land and development	—	684,462	—	—	4,164	—
Home equity loans and lines of credit	130	59,506	—	66	409	—
Total real estate loans	$1,226	$6,019,803	$—	$66	$27,736	$—
Other loans:
Commercial and industrial	$—	$1,634,372	$—	$—	$14,702	$—
Consumer	—	5,984	—	—	121	—
Total other loans	$—	$1,640,356	$—	$—	$14,823	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$3,893	$33,843	$104,335	$129	$209	$1,448
Owner-occupied commercial real estate	—	16,100	—	—	55	—
1-4 single family residential	267	57,428	27,513	—	184	25
Construction, land and development	—	5,889	13,167	—	36	145
Home equity loans and lines of credit	495	34,094	—	—	199	—
Total real estate loans	$4,655	$147,354	$145,015	$129	$683	$1,618
Other loans:
Commercial and industrial	$272	$4,790	$12,631	$272	$41	$126
Consumer	—	259	1,423	—	6	145
Total other loans	$272	$5,049	$14,054	$272	$47	$271
Total Loans:
Unallocated	$—	$7,977,784	$—	$—	$1,500	$—

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	524	524
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$587	$587
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$129	$3,511	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$336	$347	$129	$4,273	$5,753
Other loans:
Commercial and industrial	$272	$272	$272	$—	$—
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$—	$—

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,096	1,096
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$1,159	$1,159
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$129	$3,557	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$336	$347	$129	$4,319	$5,753
Other loans:
Commercial and industrial	$272	$272	$272	$—	$—
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$—	$—

The following table presents the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,534	$—	$3,723	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	790	—	790	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	558	—	1,036	—
Total real estate loans	$4,882	$—	$5,549	$—
Other loans:
Commercial and industrial	$—	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$—	$—	$—	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$336	$—	$630	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	525	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	66	—
Total real estate loans	$402	$—	$1,221	$—
Other loans:
Commercial and industrial	$272	$—	$375	$—
Consumer	—	—	—	—
Total other loans	$272	$—	$375	$—

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Goodwill	$139,784	$81,204

Core deposit intangible	18,950	14,370
Less: Accumulated amortization	(10,996)	(10,702)
Net core deposit intangible	$7,954	$3,668
Amortization expense for core deposit intangibles for the three months ended March 31, 2018 and 2017 totaled $294 thousand and $256 thousand, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized for the remainder of 2018 through 2022 is as follows:

	Remainder of 2018	2019	2020	2021	2022
	(Dollars in thousands)
Core deposit intangible	$1,111	$1,481	$968	$818	$818
NOTE 7. DERIVATIVES
The Company uses interest rate swaps to manage interest rate risk related to borrowings that expose the Company to variability in cash flows due to changes in interest rates. The Company entered into LIBOR-based forward interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of forecasted interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. Changes in the fair value of interest rate swaps designated as cash flow hedging instruments are reported in accumulated other comprehensive income ("AOCI") and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate borrowings affects earnings.

The Company is also a party to interest rate derivatives that are not designated as hedging instruments. The Company uses interest rate derivative contracts, such as swaps and caps, in the normal course of business to meet the financial needs of its customers. The interest rate swaps that the Company enters into with customers allow the customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss given default of each counterparty. The Company recorded $4.0 million and $1.4 million of derivative contract fees in noninterest income in the accompanying Consolidated Statement of Income for the three months ended March 31, 2018 and 2017, respectively.
In addition, the Company has entered into three risk participation agreements. The notional amount of the risk participation agreements sold was $34.8 million as of March 31, 2018. Assuming all underlying third party customers referenced in the swap agreements defaulted at March 31, 2018, there would be an immaterial amount of exposure to the company. These risk participation agreements mature in 2021.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the Consolidated Statements of Income for the three months ended March 31, 2018 or 2017.
The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying Consolidated Balance Sheets:

March 31, 2018	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate contracts - pay fixed, receive floating	$—	$—	$250,000	$1,483
Total cash flow hedges	—	—	250,000	1,483
Derivatives not designated as hedges:
Interest rate contracts - pay floating, receive fixed	352,736	7,232	904,363	15,009
Interest rate contracts - pay fixed, receive floating	904,363	7,777	352,736	—
Interest rate caps purchased	94,765	343	—	—
Interest rate caps sold	—	—	94,765	343
Risk participation agreements	32,319	—	2,450	4
Total derivatives not designated as hedges	1,384,183	15,352	1,354,314	15,356
Total derivatives	$1,384,183	$15,352	$1,604,314	$16,839

December 31, 2017	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedges:
Interest rate contracts - pay floating, receive fixed	$757,887	$11,678	$380,233	$4,180
Interest rate contracts - pay fixed, receive floating	380,233	—	757,887	7,498
Interest rate caps - purchased	94,884	155	—	—
Interest rate caps - sold	—	—	94,884	155
Total derivatives	$1,233,004	$11,833	$1,233,004	$11,833
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

March 31, 2018	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI to Interest Expense	Location of Gain (Loss) Reclassified from AOCI into Income
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate contracts - pay fixed, receive floating	(1,113)	—	Interest on borrowings

During the three months ended March 31, 2018 and 2017, no derivative positions designated as cash flow hedges were discontinued and none of the gains or losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of borrowings.
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.

The following table summarizes the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying Consolidated Balance Sheets:

March 31, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$15,009	$(7,232)	$7,777

December 31, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$11,833	$(4,491)	$7,342
At March 31, 2018, the Company has pledged investment securities available for sale with a carrying amount of $2.9 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of March 31, 2018 and December 31, 2017, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.
The fair value of the derivative assets and liabilities are included in a table in Note 14 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 8. DEPOSITS
The following table sets forth the Company’s deposits by category:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,478,837	$1,236,685
Interest-bearing demand deposits	1,375,820	1,454,097
Interest-bearing NOW accounts	474,737	363,191
Savings and money market accounts	2,919,708	3,013,237
Time deposits	3,237,174	2,606,717
Total deposits	$9,486,276	$8,673,927
Time deposits $100,000 and greater	$2,410,046	$1,983,445
Time deposits greater than $250,000	1,333,848	1,078,702
The aggregate amount of overdraft demand deposits reclassified to loans was $3.0 million at March 31, 2018. The aggregate amount of maturities for time deposits for each of the five years as of March 31, 2018 totaled $1.79 billion, $1.37 billion, $47.4 million, $8.4 million and $16.9 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $534.1 million and $656.4 million at March 31, 2018 and December 31, 2017, respectively. The Company holds brokered certificates of deposit of $225.6 million and $85.2 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended March 31,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$14,402	$(5,509)	$8,893	$(6,504)	$2,509	$(3,995)
Net unrealized holding gain (loss) arising during the period	(19,242)	4,801	(14,441)	17,505	(6,719)	10,786
Amounts reclassified to (gain) loss on investment securities, net	(405)	101	(304)	(82)	32	(50)
Cumulative adjustment from adoption of new accounting standards	(1,587)	2,312	725	—	—	—
Balance at end of period	(6,832)	1,705	(5,127)	10,919	(4,178)	6,741
Unrealized gains (losses) on derivative instruments:
Balance at beginning of period	—	—	—	—	—	—
Net unrealized holding gains (losses) arising during the period	(1,483)	370	(1,113)	—	—	—
Amounts reclassified to interest on borrowings	—	—	—	—	—	—
Balance at end of period	(1,483)	370	(1,113)	—	—	—
Total accumulated other comprehensive income (loss)	$(8,315)	$2,075	$(6,240)	$10,919	$(4,178)	$6,741

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE
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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$40,099	$38,989
Weighted average number of common shares - basic	45,239,988	41,730,610
Effect of dilutive securities:
Employee stock-based compensation awards	2,339,321	3,842,606
Weighted average number of common shares - diluted	47,579,309	45,573,216
Basic earnings per share	$0.89	$0.93
Diluted earnings per share	$0.84	$0.86
Weighted average number of anti-dilutive equity awards	28,813	13,139
NOTE 11. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended March 31, 2018 and 2017 were 16.8% and 9.2%, respectively. The increase in the effective tax rate for the first quarter of 2018 was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.5 million tax benefit in the Consolidated Statements of Income for the quarter ended March 31, 2018 compared to $9.2 million for the quarter ended March 31, 2017. This was partially offset by the Tax Cuts and Jobs Act of 2017 (the "TCJA") which resulted in a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
NOTE 12. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,314,924	$20.65
Granted	—	—
Exercised	(116,865)	21.07
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2018	1,198,059	$20.60
Exercisable at March 31, 2018	1,198,059	$20.60
Vested at March 31, 2018	1,198,059	$20.60
Vested and expected to vest at March 31, 2018	1,198,059	$20.60
There is no unrecognized compensation cost related to the 2009 Stock Option Plan for share awards outstanding at March 31, 2018.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,424,953	$20.79
Granted	—	—
Exercised	(224,894)	20.55
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2018	1,200,059	$20.83
Exercisable at March 31, 2018	1,196,725	$20.81
Vested at March 31, 2018	1,196,725	$20.81
Vested and expected to vest at March 31, 2018	1,200,059	$20.83
The total unrecognized compensation cost of $5 thousand related to the 2013 Stock Incentive Plan for share awards outstanding at March 31, 2018 will be recognized over a weighted average remaining period of 2 months.
2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	762,500	$36.64
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	36.11
Expired	—	—
Outstanding at March 31, 2018	757,500	$36.64
Exercisable at March 31, 2018	—	$—
Vested at March 31, 2018	—	$—
Vested and expected to vest at March 31, 2018	757,500	$36.64
The total unrecognized compensation cost of $4.5 million related to the 2016 Stock Incentive Plan for share awards outstanding at March 31, 2018 will be recognized over a weighted average remaining period of 3.42 years.
2016 Incentive Plan - Restricted Stock Unit Awards
On February 21, 2018, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2018 in the form of restricted stock units (the "Directors' RSUs"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 19,015 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs vested on March 31, 2018, and an additional twenty-five percent (25%) will vest on each of June 30, 2018, September 30, 2018 and December 31, 2018 provided the participant remains in a continuous service relationship with the Company through such applicable date. Compensation expense will be recognized on a straight-line basis over the requisite vesting period ending December 31, 2018.

On March 21, 2018, the Compensation Committee granted a target of 84,836 and a maximum of 106,043 restricted stock units (the "Executive RSUs") of Class A Common Stock to certain Executives. The total target grant date fair value of the RSU Award was $4.8 million, up to a maximum of $5.9 million, and will be recognized on a straight-line basis as compensation expense over the requisite vesting period ending December 31, 2020.
On two different dates during the period ended March 31, 2018, the Company granted 41,620 restricted shares to employees (the "Employee RSUs") that vest in-full (i.e. cliff vesting) on the 5-year anniversary of the grant date. The fair value of the Awards on the grant date was $2.3 million and will be recognized as compensation expense over the requisite vesting period ending on the respective 5-year anniversary of the Employee RSU Award's grant date.
The following tables present the activity during the three months ended March 31, 2018 related to restricted stock units from the 2016 Plan:

	2016 Stock Incentive Plan
	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2018	96,133	$42.23	88,015	$50.34	73,144	$47.85
Granted	—	—	60,635	56.11	84,836	56.10
Vested	—	—	(10,953)	49.77	—	—
Outstanding at March 31, 2018	96,133	$42.23	137,697	$50.34	157,980	$52.28
The actual number of Performance Restricted Stock Units issued at the vesting date could range from 0% to 125% of the initial grant, depending on actual performance achieved.
A summary of selected data related to stock-based compensation expense for the three months ended March 31, 2018 and 2017 are as follows:

	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$649	$376	$496	$277	$364	$14
Unrecognized compensation expense related to stock-based compensation	$2,464	$6,409	$6,957	$851	$6,928	$3,486
Weighted-average life over which expense is expected to be recognized (years)	1.10	1.76	4.30	0.76	2.43	2.75
Executive Incentive Plan
During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the adoption of the FCB Financial Holdings, Inc. Executive Incentive Plan (the “EIP”). The EIP provides for Annual Incentive Awards and Long-Term Incentive Awards, both of which are subject to achievement of specified performance goals.
Long-Term Incentive Awards
On March 21, 2018, the Compensation Committee granted a Long-Term Award of cash phantom units (“CPUs”) under the Long-Term Incentive component of the EIP which covers a three-year period ending December 31, 2020 (the “Performance Period”). Granted under the award is a target of 18,050 CPUs and a maximum of 22,562 CPUs to a certain Executive. Each CPU is the equivalent in value of a share of Class A Common Stock of the Company, par value $0.001 per share. The total target grant date fair value of the CPU Award was $1.0 million, up to a maximum of $1.3 million, and will be recognized on a straight-line basis as compensation expense over the requisite period ending December 31, 2020. The Company recognized $11 thousand of compensation expense during the three months ended March 31, 2018.

NOTE 13. COMMITMENTS AND CONTINGENCIES
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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $1.2 million as of March 31, 2018 and $1.1 million as of December 31, 2017.
Fees collected on off balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to fund loans	$985,837	$926,405
Unused lines of credit	674,149	571,587
Commercial and standby letters of credit	50,976	46,520
Total	$1,710,962	$1,544,512
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
NOTE 14. FAIR VALUE MEASUREMENTS
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
Interest Rate Derivatives—Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps and caps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap or cap. The Company values its interest rate swap and cap positions using market prices provided by a third party which uses primarily observable market inputs. Interest rate derivatives are further described in Note 7 “Derivatives.”
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
For the three months ended March 31, 2018 and 2017, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of March 31, 2018, there were no interest rate derivatives classified as Level 3.

The following tables present the assets and liabilities measured at fair value on a recurring basis:

March 31, 2018	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$90,010	$—	$90,010
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	596,436	—	596,436
State and municipal obligations	—	25,036	—	25,036
Asset-backed securities	—	671,609	—	671,609
Corporate bonds and other debt securities	56,321	741,158	—	797,479
Preferred stocks and other equity securities	12,754	75,722	—	88,476
Derivative assets - Interest rate contracts	—	15,352	—	15,352
Total	$69,075	$2,215,323	$—	$2,284,398
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$16,839	$—	$16,839
Total	$—	$16,839	$—	$16,839

December 31, 2017	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$42,838	$—	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	595,237	—	595,237
State and municipal obligations	—	26,172	—	26,172
Asset-backed securities	—	610,546	—	610,546
Corporate bonds and other debt securities	55,970	699,933	—	755,903
Preferred stocks and other equity securities	12,954	77,153	—	90,107
Derivative assets - Interest rate contracts	—	11,833	—	11,833
Total	$68,924	$2,063,712	$—	$2,132,636
Liabilities:
Derivative liabilities - Interest rate contracts	$—	$11,833	$—	$11,833
Total	$—	$11,833	$—	$11,833
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2018.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three months ended March 31, 2018, there was not a change in the methods or significant assumptions used to estimate fair value.
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
The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	March 31, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$5,533	$6,153	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (8.5%)
Other real estate owned	14,072	14,906	Third party appraisals	Collateral discounts and estimated cost to sell	10%
Impairment charges resulting from the non-recurring changes in fair value of the underlying collateral of impaired loans are included in the provision for loan losses in the Consolidated Statements of Income. Impairment charges resulting from the non-recurring changes in fair value of OREO are included in loan and other real estate related expenses in the Consolidated Statements of Income.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

March 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$149,025	$149,025	$149,025	$—	$—
Available for sale debt securities	2,180,570	2,180,570	56,321	2,124,249	—
Preferred stocks and other equity securities	88,476	88,476	12,754	75,722	—
FHLB and other bank stock	58,184	58,184	—	58,184	—
Loans, net	8,655,179	8,584,396	—	—	8,584,396
Loans held for sale	4,167	4,167	—	4,167	—
Bank-owned life insurance	212,925	212,925	—	212,925	—
Derivative assets	15,352	15,352	—	15,352	—

Financial Liabilities:
Deposits	$9,486,276	$9,471,692	$—	$9,471,692	$—
Advances from the FHLB and other borrowings	753,921	744,342	—	744,342	—
Derivative liabilities	16,839	16,839	—	16,839	—

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$115,921	$115,921	$115,921	$—	$—
Available for sale debt securities	2,030,696	2,130,696	55,970	1,974,726	—
Preferred stocks and other equity securities	90,107	90,107	12,954	77,153	—
FHLB and other bank stock	56,881	56,881	—	56,881	—
Loans, net	7,930,639	7,877,094	—	—	7,877,094
Loans held for sale	12,736	12,736	—	12,736	—
Bank-owned life insurance	201,069	201,069	—	201,069	—
Derivative assets	11,833	11,833	—	11,833	—

Financial Liabilities:
Deposits	$8,673,927	$8,664,125	$—	$8,664,125	$—
Advances from the FHLB and other borrowings	749,113	740,941	—	740,941	—
Derivative liabilities	11,833	11,833	—	11,833	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2018 and December 31, 2017, include cash and cash equivalents.
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
NOTE 15. REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)" and all subsequent ASUs that modified Topic 606. As stated in Note 1. "Summary of Significant Accounting Policies", the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with financial guarantees, derivatives, transfers and servicing of loans and lease contracts are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as service charges and deposit related fees, interchange fees, merchant income and sales of other real estate owned. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges and Fees
Service charges and fees consist of insufficient funds fees, continuous overdraft fees, monthly service charge fees, excessive transaction fees, stop payment fees and other deposit account related fees. Based on the Company's review of the depository contracts and the nature of these fees, the Company grouped the service charges and deposit-related fees embedded in the contracts into two distinct categories, either transactional or non-transactional fees.

Transactional Fees
With respect to transactional fees, the Company recognizes revenue at the time of service. The depository contracts with our customers stipulate that we will continue to provide services until the contract is terminated. Each party can immediately terminate the contract without compensating the other party for the termination (that is, there is no termination penalty). Since the duration of the depository contract doesn’t extend beyond the services already provided because either party can cancel the contract without compensating the other party, the relationship is, in effect, a day-to-day contract. Because the contract doesn’t extend beyond the services performed, the Company recognizes revenue at the time of service as there is no future contract under which to allocate consideration.

Non-Transactional Fees
With respect to monthly non-transactional fees, the Company recognizes revenue each month if it is entitled to the fee because the customer did not meet one of the agreed-upon criteria. Because the contract term does not extend beyond the services already provided (either party can immediately terminate the depository contract without compensating the other party), the Company will not need to make estimates about future monthly fees from a customer. Instead, the Company will recognize revenue for the maintenance fee if the customer does not meet one of the criteria and it would not recognize revenue for the maintenance fee if the customer meets one of the criteria.

Other Noninterest Income
Other noninterest income consists of debit card swipe fees, foreign ATM fees, merchant services revenue, referral income, check printing fees, early withdraw fees, collection fees, wire transfer fees, gain (loss) on sale of other real estate owned, and other miscellaneous fees.

Debit card swipe fees are triggered by cardholder usage and are earned when the customer chooses “debit or credit” at the point of sale. The Bank receives a fee from the network (Interlink, STAR, and PLUS). The VISA international fee is earned when a customer uses a debit card overseas. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Referral fees are earned by either (i) matching a bank customer with a vendor’s credit card where the bank is paid a fee for each approved credit card application, or (ii) refer a customer to a third party for investment services. Check printing fees and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, when the services are rendered or upon completion.

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if the Company financing is not at a market rate.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Noninterest Income
In-scope of Topic 606:
NSF/OD Fees	$365	$410
Fees on deposit accounts	689	505
Service charges and fees	1,054	915
ATM and debit card income	645	599
Safe deposit box	26	25
Merchant revenue	202	160
Ancillary fees and income	122	81
CD custody income and fees	54	—
Misc other income	100	2,361
Gain on sales of other real estate owned	105	45
Noninterest Income (in-scope of Topic 606)	$2,308	$4,186

Gain/(loss) on sale of loans	$(22)	$353
Loan and other fees	4,900	2,495
Bank-owned life insurance income	1,367	1,414
Income from resolution of acquired assets	74	762
Gain (loss) on investment securities	(1,404)	777
Noninterest Income (out-of-scope of Topic 606)	4,915	5,801
Total noninterest income	$7,223	$9,987

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three months ended March 31, 2018 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017 with the SEC.
In this report, unless the context suggests otherwise, references to “FCB Financial Holdings,” “the Company,” “we,” “us,” “and “our” mean the business of FCB Financial Holdings, Inc. and its wholly-owned subsidiaries, Florida Community Bank, National Association, and its consolidated subsidiaries and Floridian Custody Services, Inc.; and references to “the Bank” refer to Florida Community Bank, National Association, and its consolidated subsidiaries. References to our Class A Common Stock refer to our Class A voting common stock, par value $0.001 per share; references to our Class B Common Stock refer to our Class B non-voting common stock, par value $0.001 per share; and references to our common stock include, collectively, our Class A Common Stock and our Class B Common Stock.
Cautionary Note Regarding Forward-Looking Information
This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and future performance of the Company. We generally identify forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based on our historical performance or on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with any other cautionary statements that are included elsewhere in this report. We do not undertake any obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements including, but not limited to, those factors described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
You should read this report and the documents that we reference in this report and have filed as exhibits to various reports and registration statements that we have filed with the SEC completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting estimates and reporting policies include accounting for the ALL, determining fair value of financial instruments, valuation of goodwill and intangible assets, income taxes and the valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1. “Summary of Significant Accounting Policies” included herein.
Corporate Profile
FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with its wholly-owned subsidiaries, Florida Community Bank, National Association and Floridian Custody Services, Inc. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 51 branches in south and central Florida. The Bank targets retail and c ommercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.
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
We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Our acquisitions in 2010 and 2011, combined with our January 31, 2014 acquisition of Great Florida Bank ("GFB") and our March 1, 2018 acquisition of Floridian, produce a portion of our interest income from the accretable discounts on acquired loans. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets.
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
Performance Highlights
Operating and financial highlights for the three months ended March 31, 2018 include the following:

•	Net revenue of $89.4 million; $91.7 million on a fully tax equivalent basis

•	Reported and Adjusted EPS of $0.84 and $0.85 per share, respectively, on a fully diluted basis

•	New loan portfolio grew sequentially at an annualized rate of 18% excluding syndicated loan sales and paydowns

•	New loan fundings of $495.4 million

•	Demand deposits grew by $163.9 million, or 25% annualized

•	Reported and Adjusted Efficiency ratio of 43.5% and 39.6%, respectively

•	Reported and Adjusted ROA of 1.48% and 1.50%, respectively

•	Tangible book value per share was $24.80
The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.
Analysis of Results of Operations
The Company reported net income available to common stockholders of $40.1 million, which generated diluted EPS of $0.84 in the first quarter of 2018. Net income available to common stockholders totaled $39.0 million for the first quarter of 2017, which generated diluted EPS of $0.86. The increase in net income was primarily driven by an increase in taxable income of $5.2 million partially offset by an increase in income tax expense of $4.1 million. The Company’s results of operations for the first quarter of 2018 produced an annualized return on average assets of 1.48% and an annualized return on average common stockholders’ equity of 13.24% compared to prior year ratios of 1.72% and 15.58%, respectively.
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
The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis:

	Three Months Ended March 31,
	2018			2017
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$60,702	$237	1.58%	$33,990	$72	0.86%
New loans (4)	7,755,641	80,344	4.14%	6,342,488	58,691	3.70%
Acquired loans (4)(5)	455,649	7,122	6.25%	368,305	7,898	8.58%
Investment securities	2,205,548	20,854	3.78%	1,986,083	18,561	3.74%
Total interest-earning assets	10,477,540	108,557	4.14%	8,730,866	85,222	3.90%
Non-earning assets:
Noninterest-earning assets	484,864			465,617
Total assets	$10,962,404			$9,196,483
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,413,175	$3,841	1.10%	$1,013,185	$1,712	0.69%
Interest-bearing NOW accounts	446,304	977	0.89%	404,483	473	0.47%
Savings and money market accounts	2,995,900	8,369	1.13%	2,791,959	5,116	0.74%
Time deposits (6)	2,824,322	10,462	1.50%	2,150,522	6,217	1.17%
FHLB advances and other borrowings (6)	753,009	2,725	1.45%	843,929	2,034	0.96%
Total interest-bearing liabilities	8,432,710	26,374	1.27%	7,204,078	15,552	0.87%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,252,912			945,494
Other liabilities	48,382			32,072
Stockholders’ equity	1,228,400			1,014,839
Total liabilities and stockholders’ equity	$10,962,404			$9,196,483
Net interest income		$82,183			$69,670
Net interest spread			2.87%			3.03%
Net interest margin			3.18%			3.24%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.
First Quarter 2018 compared to First Quarter 2017
Net interest income was $82.2 million for the first quarter of 2018, an increase of $12.5 million compared to $69.7 million for the same period in 2017. The increase in net interest income reflects a $23.3 million increase in interest income partially offset by a $10.8 million increase in interest expense. For the three months ended March 31, 2018, average earning assets increased by $1.75 billion, or 20.0%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.23 billion, or 17.1%, compared to the three months ended March 31, 2017. The increase in interest income for the first quarter of 2018 was due to a $21.7 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.41 billion and the average interest rate on New loans increased 44 basis points. Interest income on acquired loans decreased $776 thousand for the three months ended March 31, 2018 compared to the first quarter of 2017, primarily due to a decrease in the yield on acquired loans partially offset by an increase in the acquired loan portfolio. Interest income on investment securities increased $2.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $219.5 million, or 11.1%, increase in the average balance combined with a 4 basis point increase in the yield.
Interest expense on deposits increased $10.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $1.32 billion, or 20.7%, increase in the average balance of interest-bearing deposits combined with a 32 basis point increase in the cost of deposits. Interest expense on time deposits increased $4.2 million due to a $673.8 million increase in the average balance combined with an increase in rate of 33 basis points. Savings and money market accounts increased $3.3 million due to a $204.0 million increase in the average balance combined with an increase in rate of 39 basis points. The average rate paid on savings and money market accounts was 1.13% and 0.74% for the three months ended March 31, 2018 and 2017, respectively, the increase driven by the March 2017, June 2017, December 2017 and March 2018 Federal Reserve rate increases.
The net interest margin for the three months ended March 31, 2018 was 3.18%, a decrease of 6 basis points compared to 3.24% for the three months ended March 31, 2017. The average rate paid on interest-bearing liabilities increased by 40 basis points for the three months ended March 31, 2018, partially offset by an increase in the average yield on interest-earning assets of 24 basis points as compared to the three months ended March 31, 2017. The increase in the average yield on interest-earning assets was primarily due to an increase in interest income for New loans due to an increase in the balance of average New loans combined with an increase in the average interest rate on New loans.
Provision for Loan Losses
First Quarter 2018 compared to First Quarter 2017
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $2.1 million for the three months ended March 31, 2018, an increase of $433 thousand compared to the $1.6 million provision recorded for the three months ended March 31, 2017. Provision for loan loss expense for the three months ended March 31, 2018 included a $2.1 million provision related to New loans and a $16 thousand release of provision for the acquired loan portfolio.
Net charge-offs were $8 thousand for the first quarter of 2018 as compared to $109 thousand for the same period of 2017. Net recoveries were 0.00% of average loans on an annualized basis for the first quarter of 2018 compared to 0.01% of average loans for the same period of 2017.

Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$1,054	$915
Loan and other fees	4,900	2,495
Bank-owned life insurance income	1,367	1,414
Income from resolution of acquired assets	74	762
Gain on sales of other real estate owned	105	45
Gain (loss) on investment securities	(1,404)	777
Other noninterest income	1,127	3,579
Total noninterest income	$7,223	$9,987
First Quarter 2018 compared to First Quarter 2017
The Company reported noninterest income of $7.2 million for the three months ended March 31, 2018, a decrease of $2.8 million compared to the three months ended March 31, 2017. The decrease was primarily due to a decrease of $2.2 million in gain on investment securities resulting from the $1.6 million in unrealized losses on equity securities as well as a $2.5 million decrease in other noninterest income as a result of decreased income on the sale of loans and insurance proceeds. The decrease was partially offset by an increase of $2.4 million in loan and other fees, which resulted from an increase in swap fees over the same time period.
Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,945	$20,497
Occupancy and equipment expenses	3,558	3,397
Loan and other real estate related expenses	1,111	1,227
Professional services	2,265	1,352
Data processing and network	3,566	2,965
Regulatory assessments and insurance	2,497	2,177
Amortization of intangibles	294	256
Marketing and promotions	1,757	1,346
Other operating expenses	2,168	1,867
Total noninterest expense	$39,161	$35,084
First Quarter 2018 compared to First Quarter 2017
The Company reported noninterest expense of $39.2 million for the three months ended March 31, 2018, an increase of $4.1 million, or 11.6%, compared to the three months ended March 31, 2017. The increase for the period was primarily due to increased salaries and employee benefits of $1.4 million as well as an increase in professional services of $913 thousand.
Salaries and employee benefits expenses increased by $1.4 million, or 7.1%, for the first quarter of 2018 compared to the prior year. This was largely the result of increased employee wages of $2.0 million, partially offset by a decrease in temporary personnel expense of $1.1 million. Professional services expenses increased $913 thousand, or 67.5%, for the first quarter of 2018 compared to the prior year primarily due to merger related expenses of $911 thousand.
Provision for Income Taxes
First Quarter 2018 compared to First Quarter 2017
The income tax expense for the three months ended March 31, 2018 totaled $8.1 million, an increase of $4.1 million compared to an income tax expense of $3.9 million for the three months ended March 31, 2017. The increase in income tax expense was primarily due to an increase in the effective tax rate for the first quarter of 2018. The effective income tax rate for the three months ended March 31, 2018 was 16.8%, compared to the effective tax rate of 9.2% for the three months ended March 31, 2017. The increase in the effective tax rate was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.5 million tax benefit in the Consolidated Statements of Income for the quarter ended March 31, 2018 compared to $9.2 million for the quarter ended March 31, 2017. This was partially offset by the Tax Cuts and Jobs Act of 2017 (the "TCJA") which resulted in a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards compared to the prior year.
Analysis of Financial Condition
Total assets were $11.66 billion at March 31, 2018, an increase of $985.0 million, or 9.2%, from December 31, 2017. The increase in total assets includes an increase of $724.5 million in net loans, of which New loans increased $314.9 million over the period. Acquired loans increased by $411.7 million as a result of the Floridian acquisition of $425.9 million partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, and resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $2.33 billion at March 31, 2018, an increase of $149.5 million from December 31, 2017. The remaining increase in total assets was mainly due to increases in goodwill and other intangibles of $62.9 million attributable to the Floridian acquisition, interest-earning deposits in other banks of $30.3 million, and bank-owned life insurance of $11.9 million.
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
The Company’s available for sale debt securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, state and municipal obligations, corporate debt and asset-backed securities. The Company's investment portfolio also includes preferred stock and other equity securities and FHLB and other bank stock. Total investment securities totaled $2.33 billion and $2.18 billion as of March 31, 2018 and December 31, 2017, respectively. No securities were determined to be other-than-temporarily impaired as of March 31, 2018 or December 31, 2017.
As a member institution of the FHLB and the FRB, the Bank is required to own capital stock in the FHLB and the FRB. As of March 31, 2018 and December 31, 2017, the Bank held approximately $58.2 million and $56.9 million, respectively, of such stock. The FAST Act reduced the dividend rate applicable to Reserve Bank depository institution stockholders with total assets of more than $10 billion (large member banks) to the lesser of 6 percent or the most recent 10-year Treasury auction rate prior to the dividend payment. The dividend rate for other member banks remains at 6 percent. Reserve Banks typically pay dividends to member banks in June and December of each year. No market exists for this stock, and the Bank’s investm ent can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2018 and December 31, 2017, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.
The following table shows contractual maturities and yields on our available for sale debt securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of March 31, 2018
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$3,962	2.79%	$87,402	2.95%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	886	1.59%	49,455	2.57%	404,533	2.55%	156,994	2.81%
State and municipal obligations	—	—	—	—	1,235	4.69%	25,025	2.04%
Asset-backed securities	—	—	9,881	5.82%	464,934	3.91%	195,624	3.92%
Corporate bonds and other debt securities	57,851	3.37%	303,216	4.26%	131,829	4.08%	294,575	4.98%
Total available for sale debt securities	$58,737	3.35%	$366,514	4.05%	$1,089,933	3.35%	$672,218	4.05%
As of March 31, 2018, the effective duration of the Company’s investment portfolio is estimated to be approximately 3.03 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the investment portfolio for the quarter ended March 31, 2018 totaled $2.21 billion with an annualized pre-tax yield of 3.78% during the quarter.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of March 31, 2018 or December 31, 2017.
Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$2,168,606	24.9%	$2,103,788	26.4%
Owner-occupied commercial real estate	1,074,076	12.3%	987,781	12.4%
1-4 single family residential	2,232,791	25.7%	2,185,362	27.4%
Construction, land and development	732,551	8.4%	684,462	8.6%
Home equity loans and lines of credit	61,856	0.7%	59,636	0.7%
Total real estate loans	6,269,880	72.0%	6,021,029	75.5%
Commercial and industrial	1,701,651	19.5%	1,634,372	20.4%
Consumer	4,720	0.1%	5,984	0.1%
Total new loans	$7,976,251	91.6%	$7,661,385	96.0%
Acquired ASC 310-30 loans:
Commercial real estate	$138,853	1.6%	$104,335	1.3%
1-4 single family residential	35,264	0.4%	27,513	0.3%
Construction, land and development	31,188	0.4%	13,167	0.2%
Home equity loans and lines of credit	202	—%	—	—%
Total real estate loans	205,507	2.4%	145,015	1.8%
Commercial and industrial	22,434	0.3%	12,631	0.2%
Consumer	1,373	—%	1,423	—%
Total acquired ASC 310-30 loans	$229,314	2.7%	$159,069	2.0%
Acquired non-ASC 310-30 loans:
Commercial real estate	$111,294	1.3%	$37,736	0.5%
Owner-occupied commercial real estate	82,534	0.9%	16,100	0.2%
1-4 single family residential	164,188	1.9%	57,695	0.7%
Construction, land and development	32,413	0.4%	5,889	0.1%
Home equity loans and lines of credit	42,435	0.5%	34,589	0.4%
Total real estate loans	432,864	5.0%	152,009	1.9%
Commercial and industrial	47,760	0.5%	5,062	0.1%
Consumer	18,203	0.2%	259	—%
Total acquired non-ASC 310-30 loans	$498,827	5.7%	$157,330	2.0%
Total loans	$8,704,392	100.0%	$7,977,784	100.0%
Total loans were $8.70 billion at March 31, 2018, an increase of 9.1% compared to $7.98 billion at December 31, 2017.
Our New loan portfolio increased by 4.1% to $7.98 billion as of March 31, 2018, as compared to $7.66 billion at December 31, 2017. The increase during the three months ended March 31, 2018 was primarily due to organic growth in commercial real estate, owner-occupied commercial real estate and commercial and industrial.
Acquired loans were $728.1 million at March 31, 2018, an increase of $411.7 million from $316.4 million at December 31, 2017. The increase during the three months ended March 31, 2018 was primarily due to $425.9 million of loans acquired fr om Floridian partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three months ended March 31, 2018, the Company did not sell any acquired loans. During the three months ended March 31, 2017, the Company sold approximately $2.1 million of acquired loans accounted for under ASC 310-30. These sales, as well as other acquired asset resolutions, resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $1.2 million which was recognized as interest income.

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$—	$—
Owner-occupied commercial real estate	—	—
1-4 single family residential	2,995	3,167
Construction, land and development	—	—
Home equity loans and lines of credit	126	126
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	3,121	3,293
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	3,121	3,293
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$3,121	$3,293

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$3,847	$3,893
Owner-occupied commercial real estate	492	494
1-4 single family residential	1,298	1,331
Construction, land and development	—	—
Home equity loans and lines of credit	2,687	1,720
Commercial and industrial	1,600	1,622
Consumer	—	—
Total nonaccrual loans	9,924	9,060
Accruing loans 90 days or more past due	3,404	4,074
Total nonperforming loans	13,328	13,134
Other real estate owned (OREO)	14,072	14,906
Other foreclosed property	11	11
Total acquired nonperforming assets	$27,411	$28,051
Total nonperforming assets	$30,532	$31,344
Nonaccrual loans totaled $13.0 million at March 31, 2018, an increase of 5.6% from $12.4 million at December 31, 2017. Excluding acquired loans, nonperforming loans totaled $3.1 million at March 31, 2018, a decrease of $172 thousand from $3.3 million at December 31, 2017.
Nonperforming assets totaled $30.5 million at March 31, 2018, a decrease of $812 thousand, or 2.6%, from December 31, 2017. The decrease is primarily due to the decrease in other real estate owned of $834 thousand. Excluding acquired assets, nonperforming assets totaled $3.1 million at March 31, 2018, compared to $3.3 million at December 31, 2017.

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
The following table sets forth our asset quality ratios for the periods presented:

	March 31, 2018	December 31, 2017
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.04%	0.04%
New loan ALL to total gross new loans	0.58%	0.58%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	1.83%	4.15%
Acquired loan ALL to total gross acquired loans	0.42%	0.95%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.19%	0.21%
Nonperforming assets to total assets	0.26%	0.29%
ALL to nonperforming assets	161.18%	150.41%
ALL to total gross loans	0.57%	0.59%
Net charge-offs (recoveries) to average loans receivable (annualized)	—%	—%

Analysis of the Allowance for Loan Losses
The ALL reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the ALL includes elements of judgment and subjectivity. As a portion of the Company’s loans were acquired in failed bank acquisitions and were purchased at a substantial discount to their original book value, we segregate loans into three buckets when assessing and analyzing the ALL: New loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans.

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145
Provision (credit) for ASC 310-30 loans	31	—	15	(15)	—	(31)	(2)	(2)
Provision (credit) for non-ASC 310-30 loans	(1)	3	(12)	—	(13)	44	(3)	18
Provision (credit) for New loans	292	410	(488)	(55)	(45)	1,979	(33)	2,060
Provision (credit) for Unallocated	—	—	—	—	—	—	—	—
Total provision	322	413	(485)	(70)	(58)	1,992	(38)	2,076
Charge-offs for ASC 310-30 loans	—	—	—	—	—	—	(7)	(7)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	(36)	—	(36)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	—	—	—	—	—	(36)	(7)	(43)
Recoveries for ASC 310-30 loans	—	—	—	13	—	17	—	30
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	5	—	—	—	—	—	—	5
Total recoveries	5	—	—	13	—	17	—	35
Ending ALL balance
ASC 310-30 loans	1,479	—	40	143	—	112	136	1,910
Non-ASC 310-30 loans	337	58	172	36	186	321	3	1,113
New loans	12,381	3,720	7,281	4,109	430	16,681	88	44,690
Unallocated	—	—	—	—	—	—	—	1,500
Balance at March 31, 2018	$14,197	$3,778	$7,493	$4,288	$616	$17,114	$227	$49,213

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(1,352)	—	2	66	—	1,047	(82)	(319)
Provision (credit) for non-ASC 310-30 loans	(32)	—	(58)	(3)	40	(6)	(29)	(88)
Provision (credit) for New loans	1,342	114	590	178	45	(219)	—	2,050
Total provision	(42)	114	534	241	85	822	(111)	1,643
Charge-offs for ASC 310-30 loans	—	—	—	—	—	(14)	—	(14)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	(7)	—	—	(7)
Charge-offs for New loans	(131)	—	—	—	—	(100)	—	(231)
Total charge-offs	(131)	—	—	—	(7)	(114)	—	(252)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	917	—	31	305	—	1,310	162	2,725
Non-ASC 310-30 loans	344	61	243	44	276	370	6	1,344
New loans	8,703	2,650	7,639	4,569	450	11,273	78	35,362
Balance at March 31, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	March 31, 2018		December 31, 2017
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$12,381	24.9%	$12,084	26.4%
Owner-occupied commercial real estate	3,720	12.3%	3,310	12.4%
1-4 single family residential	7,281	25.7%	7,769	27.4%
Construction, land and development	4,109	8.4%	4,164	8.6%
Home equity loans and lines of credit	430	0.7%	475	0.7%
Total real estate loans	27,921	72.0%	27,802	75.5%
Other loans:
Commercial and industrial	16,681	19.5%	14,702	20.4%
Consumer	88	0.1%	121	0.1%
Total other loans	16,769	19.6%	14,823	20.5%
Total new loans	$44,690	91.6%	$42,625	96.0%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,479	1.6%	$1,448	1.3%
1-4 single family residential	40	0.4%	25	0.3%
Construction, land and development	143	0.4%	145	0.2%
Total real estate loans	1,662	2.4%	1,618	1.8%
Other loans:
Commercial and industrial	112	0.3%	126	0.2%
Consumer	136	—%	145	—%
Total other loans	248	0.3%	271	0.2%
Total Acquired ASC 310-30 loans	$1,910	2.7%	$1,889	2.0%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$337	1.3%	$338	0.5%
Owner-occupied commercial real estate	58	0.9%	55	0.2%
1-4 single family residential	172	1.9%	184	0.7%
Construction, land and development	36	0.4%	36	0.1%
Home equity loans and lines of credit	186	0.5%	199	0.4%
Total real estate loans	789	5.0%	812	1.9%
Other loans:
Commercial and industrial	321	0.5%	313	0.1%
Consumer	3	0.2%	6	—%
Total other loans	324	0.7%	319	0.1%
Total Acquired Non-ASC 310-30 loans	$1,113	5.7%	$1,131	2.0%
Unallocated:	$1,500	—%	$1,500	—%
Total loans	$49,213	100.0%	$47,145	100.0%

As of March 31, 2018, our New loans have exhibited limited delinquency and credit loss history restricting the establishment of an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $2.1 million to $49.2 million at March 31, 2018 from $47.1 million at December 31, 2017, primarily due to the increase in New loans of $314.9 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 161.18% and 0.57% as of March 31, 2018, compared to 150.41% and 0.59% at December 31, 2017. The increase in the ALL as a percentage of nonperforming assets was primarily the result of a decrease in other real estate owned.
Net charge-offs were $8 thousand for the first quarter of 2018 compared to $109 thousand for the first quarter of 2017. Net charge-offs were 0.00% of average loans on an annualized basis for the first quarter of 2018, compared to 0.01% for the same period in 2017.
Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial real estate	$3,213	$3,578
1-4 single family residential	960	1,165
Construction, land and development	9,899	10,163
Total	$14,072	$14,906

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$14,906	$19,228
Additions from acquisition	113	—
Transfers/adjustments from loan portfolio	(100)	888
Capitalized improvements	—	—
Impairments	(492)	(184)
Sales	(355)	(1,171)
Balance at end of period	$14,072	$18,761
Total OREO held by the Company was $14.1 million as of March 31, 2018, a decrease of $834 thousand from December 31, 2017. The decrease in other real estate owned was primarily due to OREO sales of $355 thousand and impairments of $492 thousand during the three months ended March 31, 2018, partially offset by $113 thousand in additions from the acquisition of Floridian.
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
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$201,069	$198,438
Additions from business combination	10,489	—
Additions from premium payments	—	—
Net gain in cash surrender value	1,367	1,414
Mortality-related reduction in cash surrender value	—	(1,763)
Balance at end of period	$212,925	$198,089
The company recognized $1.4 million of BOLI income for the three months ended March 31, 2018 and 2017, resulting in a pre-tax yield of 2.73% and 2.94%, respectively. The total death benefit of the BOLI policies at March 31, 2018 and December 31, 2017 totaled $609.3 million and $585.6 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix. We will continue to shift our deposit composition from floating rate higher money market deposits to lower cost demand deposits and fixed cost time deposits to lock in rate.
The following table shows the deposit mix as of the periods presented:

	March 31, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,478,837	15.6%	$1,236,685	14.3%
Interest-bearing demand deposits	1,375,820	14.5%	1,454,097	16.8%
Interest-bearing NOW accounts	474,737	5.0%	363,191	4.2%
Savings and money market accounts	2,919,708	30.8%	3,013,237	34.7%
Time deposits	3,237,174	34.1%	2,606,717	30.0%
Total deposits	$9,486,276	100.0%	$8,673,927	100.0%
Total deposits at March 31, 2018 were $9.49 billion, an increase of $812.3 million, or 9.4%, from December 31, 2017. The increase in deposits consisted of a $181.9 million increase in core deposits and a $630.5 million increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represent 65.9% of total deposits at March 31, 2018, a decrease from 70.0% at December 31, 2017.
The increase in core deposits was primarily due to growth in noninterest-bearing demand deposits and interest-bearing NOW accounts due to the Floridian acquisition combined with the retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended March 31, 2018 was 1.07%. This represents an increase of 32 basis points as compared to the average rate paid on deposits of 0.75% for the three months ended March 31, 2017.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

March 31, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$302,431
After three months through six months	216,151
After six months through twelve months	700,819
After twelve months	1,190,645
Total	$2,410,046
Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
FHLB advances	$657,000	$670,000
Securities sold under repurchase agreements	66,505	50,336
Retail repurchase agreements	30,416	28,777
Total borrowings	$753,921	$749,113
At March 31, 2018, total borrowings were $753.9 million, an increase of $4.8 million, or 0.6%, from $749.1 million at December 31, 2017. The increase in total borrowings was primarily driven by the $16.2 million increase in securities sold under repurchase agreements partially offset by a decrease in FHLB advances of $13.0 million. The increase in total borrowings was due to the overall growth in the balance sheet.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$286,000	$635,300
Balance outstanding at end of period	207,000	194,700
Average outstanding during the period	236,544	451,521
Average interest rate during the period	1.56%	0.70%
Average interest rate at the end of the period	1.52%	1.05%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,179,172	$982,441
Net income	40,099	38,989
Stock issued in connection with acquisition	94,122	—
Stock-based compensation and warrant expense	1,871	1,431
Stock issued in connection with equity awards and warrants	7,084	21,665
Shares surrendered for tax withholding obligations	(2,066)	—
Other	(282)	(15)
Other comprehensive income (loss)	(15,858)	10,736
Balance at end of period	$1,304,142	$1,055,247
For the three months ended March 31, 2018 the Company reported net income of $40.1 million, an increase of $1.1 million, compared to a net income of $39.0 million for the three months ended March 31, 2017. The Company’s results of operations for the period ended March 31, 2018 produced an annualized return on average assets of 1.48% and an annualized return on average common stockholders’ equity of 13.24% compared to prior year ratios of 1.72% and 15.58%, respectively.
Stockholders’ equity totaled $1.30 billion as of March 31, 2018, an increase of $125.0 million from $1.18 billion as of December 31, 2017, primarily driven by stock issued in connection with the acquisition of Floridian of $94.1 million, net income of $40.1 million, and exercises of stock options and warrants of $7.1 million partially offset by other comprehensive loss of $15.9 million.
Warrants
The following table presents the activity during the three months ended March 31, 2018 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,274,022	$26.75
Granted	—	—
Exercised	(371,884)	26.61
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2018	902,138	$26.81
All warrants outstanding as of March 31, 2018 were vested and exercisable.
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
Information presented for March 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

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
The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

March 31, 2018	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,156,356	10.70%	$432,273	4.0%	$540,341	5.0%
Common equity tier 1 capital ratio	1,156,356	11.64%	446,943	4.5%	645,584	6.5%
Tier 1 risk-based capital ratio	1,156,356	11.64%	595,923	6.0%	794,565	8.0%
Total risk-based capital ratio	1,206,762	12.15%	794,565	8.0%	993,206	10.0%

Bank
Tier 1 leverage ratio	$1,024,571	9.65%	$424,535	4.0%	$530,669	5.0%
Common equity tier 1 capital ratio	1,024,571	10.54%	437,462	4.5%	631,889	6.5%
Tier 1 risk-based capital ratio	1,024,571	10.54%	583,282	6.0%	777,709	8.0%
Total risk-based capital ratio	1,074,977	11.06%	777,709	8.0%	972,137	10.0%

December 31, 2017	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,079,851	10.50%	$411,177	4.0%	$513,972	5.0%
Common equity tier 1 capital ratio	1,079,851	11.87%	409,482	4.5%	591,475	6.5%
Tier 1 risk-based capital ratio	1,079,851	11.87%	545,977	6.0%	727,969	8.0%
Total risk-based capital ratio	1,128,889	12.41%	727,969	8.0%	909,961	10.0%

Bank
Tier 1 leverage ratio	$927,426	9.19%	$403,527	4.0%	$504,409	5.0%
Common equity tier 1 capital ratio	927,426	10.43%	400,187	4.5%	578,047	6.5%
Tier 1 risk-based capital ratio	927,426	10.43%	533,582	6.0%	711,443	8.0%
Total risk-based capital ratio	975,663	10.97%	711,443	8.0%	889,304	10.0%
At March 31, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject. At March 31, 2018, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2018 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (the "Order"), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions ("SOP") and that the Bank maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of March 31, 2018 and December 31, 2017, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
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
The Bank has access to additional borrowings through secured FHLB and FRB advances, unsecured borrowing lines from correspondent banks and repurchase agreements. At March 31, 2018, the Company had additional capacity to borrow from the FHLB and FRB of $1.37 billion and $34.5 million, respectively. Also, at March 31, 2018, the Company has unused credit lines with financial institutions of $515.0 million.
We believe the Bank’s cash and liquidity resources generated by operations and deposit growth will be sufficient to satisfy the Bank’s future funding requirements. The Bank’s ongoing liquidity position is monitored by the Asset Liability Committee (“ALCO”) and the Enterprise Risk Committee.
As a holding company, we are a corporation separate and apart from our subsidiary, the Bank, and therefore we provide for our own liquidity. Our main sources of funding include equity capital raised in our offerings of equity securities and dividends paid by the Bank, when applicable, and access to capital markets. We believe these sources will be sufficient to fund our capital needs for the foreseeable future. There are regulatory limitations that affect the ability of the Bank to pay dividends to us. See “Dividend Policy” and “Supervision and Regulation—Regulatory Limits on Dividends and Distributions” in our Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.
On April 27, 2015, the Company approved a stock repurchase program (subsequently modified) under which the Company is authorized to acquire up to an aggregate of $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of March 31, 2018, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. Our reserve for unfunded commitments totaled $1.2 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively.
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
The following table summarizes commitments as of the dates presented:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to fund loans	$985,837	$926,405
Unused lines of credit	674,149	571,587
Commercial and standby letters of credit	50,976	46,520
Total	$1,710,962	$1,544,512
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.
Non-GAAP Financial Measures
The Company views certain non-operating items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as adjustments to net income. Non-operating adjustments for the first quarter of 2018 include $911 thousand of professional services expense, $826 thousand of severance and salary expense, $539 thousand of data processing and system conversion expense, $277 thousand of other operating expense and $1.4 million loss on investment securities.
The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Adjusted Net Income
(Unaudited)
	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
Net Income	$40,099	$18,964	$32,160	$35,081	$38,989
Pre-tax Adjustments
Noninterest income
Less: gain (loss) on investment securities	(1,404)	211	690	255	777
Noninterest expenses
Salaries and employee benefits	826	115	51	223	56
Occupancy and equipment	3	—	—	—	—
Professional services	911	148	—	—	—
Data processing and network fees	539	—	—	—	—
Other operating expenses	277	65	125	21	12
Taxes
Tax effect of adjustments	(3,398)	16,212	2,541	(2,534)	(9,147)
Adjusted Net Income	$40,661	$35,293	$34,187	$32,536	$29,133

Average assets	$10,962,404	$10,382,043	$9,971,003	$9,602,354	$9,196,483
ROA	1.48%	0.72%	1.28%	1.47%	1.72%
Adjusted ROA	1.50%	1.35%	1.36%	1.36%	1.28%

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
The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands, except share and per share data)
Total assets	$11,662,113	$10,677,079	$10,229,332	$9,901,392	$9,533,222
Less:
Goodwill and other intangible assets	147,738	84,872	85,127	85,383	85,639
Tangible assets	$11,514,375	$10,592,207	$10,144,205	$9,816,009	$9,447,583
Total stockholders’ equity	$1,304,142	$1,179,172	$1,156,073	$1,117,278	$1,055,247
Less:
Goodwill and other intangible assets	147,738	84,872	85,127	85,383	85,639
Tangible stockholders’ equity	$1,156,404	$1,094,300	$1,070,946	$1,031,895	$969,608
Shares outstanding	46,620,627	44,371,104	43,728,302	43,208,418	42,432,062
Tangible book value per share	$24.80	$24.66	$24.49	$23.88	$22.85
Average assets	$10,962,404	$10,382,043	$9,971,003	$9,602,354	$9,196,483
Average equity	$1,228,400	$1,173,488	$1,137,834	$1,086,554	$1,014,839
Average goodwill and other intangible assets	$105,988	$84,996	$85,257	$85,511	$85,766
Tangible average equity to tangible average assets	10.3%	10.6%	10.6%	10.5%	10.2%
Tangible common equity ratio	10.0%	10.3%	10.6%	10.5%	10.3%
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
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2017 to March 31, 2018. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC.
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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings
The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, statements of income or cash flows. See Note 13 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”
Item 1A.        Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
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

FCB Financial Holdings, Inc. (Registrant)

Date:	May 9, 2018	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	/s/ Jack Partagas
Jack Partagas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)