Form 10-Q
period 2018-06-30
FCB FINANCIAL HOLDINGS, INC.
filed 2018-08-03
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of August 1, 2018, the registrant had 46,782,241 shares of Class A Common Stock outstanding.

1

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$93,226	$60,787
Interest-earning deposits in other banks	195,050	55,134
Cash and cash equivalents	288,276	115,921
Investment securities:
Available for sale debt securities, at fair value	2,321,369	2,030,696
Preferred stock and other equity securities, at fair value	87,957	90,107
Federal Home Loan Bank and other bank stock, at cost	66,414	56,881
Total investment securities	2,475,740	2,177,684
Loans held for sale	2,323	12,736
Loans:
New loans	8,219,145	7,661,385
Acquired loans	702,428	316,399
Allowance for loan losses	(50,570)	(47,145)
Loans, net	8,871,003	7,930,639
Premises and equipment, net	42,075	36,144
Other real estate owned	11,159	14,906
Goodwill	139,529	81,204
Core deposit intangible	7,584	3,668
Deferred tax assets, net	38,914	27,043
Bank-owned life insurance	213,982	201,069
Other assets	101,714	76,065
Total assets	$12,192,299	$10,677,079
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,530,718	$1,236,685
Interest-bearing	4,642,679	4,830,525
Total transaction accounts	6,173,397	6,067,210
Time deposits	3,684,788	2,606,717
Total deposits	9,858,185	8,673,927
Borrowings (including FHLB advances of $765,000 and $670,000, respectively)	860,377	749,113
Other liabilities	136,806	74,867
Total liabilities	10,855,368	9,497,907
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 49,493,767; 47,065,593 issued and 46,765,902; 44,371,104 outstanding	49	47
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132; 192,132 issued and 0; 0 outstanding	—	—
Additional paid-in capital	1,037,436	933,960
Retained earnings	395,753	313,645
Accumulated other comprehensive income (loss)	(18,934)	8,893
Treasury stock, at cost; 2,727,865; 2,694,489 Class A and 192,132; 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,336,931	1,179,172
Total liabilities and stockholders’ equity	$12,192,299	$10,677,079
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$98,749	$71,516	$186,215	$138,105
Interest and dividends on investment securities	23,443	18,921	44,297	37,482
Other interest income	367	136	604	208
Total interest income	122,559	90,573	231,116	175,795
Interest expense:
Interest on deposits	28,448	15,625	52,097	29,143
Interest on borrowings	3,292	3,061	6,017	5,095
Total interest expense	31,740	18,686	58,114	34,238
Net interest income	90,819	71,887	173,002	141,557
Provision for loan losses	1,505	2,115	3,581	3,758
Net interest income after provision for loan losses	89,314	69,772	169,421	137,799
Noninterest income:
Service charges and fees	1,183	902	2,237	1,817
Loan and other fees	3,318	3,048	8,218	5,543
Bank-owned life insurance income	1,422	1,414	2,789	2,828
Income from resolution of acquired assets	327	320	401	1,082
Gain (loss) on sales of other real estate owned	8	(23)	113	22
Gain (loss) on investment securities	116	255	(1,288)	1,032
Other noninterest income	1,580	2,957	2,707	6,536
Total noninterest income	7,954	8,873	15,177	18,860
Noninterest expense:
Salaries and employee benefits	23,732	21,486	45,677	41,983
Occupancy and equipment expenses	4,302	3,336	7,860	6,733
Loan and other real estate related expenses	1,294	1,188	2,405	2,415
Professional services	1,141	1,508	3,406	2,860
Data processing and network	4,017	3,090	7,583	6,055
Regulatory assessments and insurance	2,196	2,184	4,693	4,361
Amortization of intangibles	370	256	664	512
Marketing and promotions	1,405	947	3,162	2,293
Other operating expenses	2,469	1,257	4,637	3,124
Total noninterest expense	40,926	35,252	80,087	70,336
Income before income tax expense	56,342	43,393	104,511	86,323
Income tax expense	13,608	8,312	21,678	12,253
Net income	$42,734	$35,081	$82,833	$74,070
Earnings per share:
Basic	$0.92	$0.82	$1.80	$1.76
Diluted	$0.87	$0.76	$1.71	$1.62
Weighted average shares outstanding:
Basic	46,660,992	42,659,101	45,968,929	42,197,420
Diluted	48,979,864	46,042,552	48,303,751	45,856,494
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$42,734	$35,081	$82,833	$74,070
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net unrealized holding gains (losses) on investment securities available for sale, net of taxes of $4,448, $(5,781), $9,249, and $(12,500) respectively	(13,378)	9,331	(27,819)	20,117
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $173, $215, $274, and $247, respectively	(522)	(348)	(826)	(398)
Cumulative adjustment from adoption of new accounting standards (1)	—	—	725	—
Net change in unrealized gains (losses) on available for sale debt securities	(13,900)	8,983	(27,920)	19,719
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) on derivative instruments, net of taxes of $(401), $0, $(31) and $0, respectively	1,206	—	93	—
Net change in unrealized gains (losses) on derivative instruments	1,206	—	93	—
Net change in accumulated other comprehensive income (loss)	(12,694)	8,983	(27,827)	19,719
Total comprehensive income (loss)	$30,040	$44,064	$55,006	$93,789
(1) Includes adjustments from adoption of ASU 2016-01 and ASU 2018-02. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2017	40,969,097	197,950	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	74,070	—	—	74,070
Exchange of B shares to A shares	197,950	(197,950)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	3,756	—	—	—	3,756
Stock issued in connection with equity awards and warrants	2,041,371	—	2	—	37,320	—	—	—	37,322
Other	—	—	—	—	(30)	—	—	—	(30)
Other comprehensive income (loss)	—	—	—	—	—	—	—	19,719	19,719
Balance as of June 30, 2017	43,208,418	—	$46	$—	$916,360	$262,521	$(77,373)	$15,724	$1,117,278
Balance as of January 1, 2018	44,371,104	—	$47	$—	$933,960	$313,645	$(77,373)	$8,893	$1,179,172
Net income	—	—	—	—	—	82,833	—	—	82,833
Cumulative adjustment from adoption of new accounting standards (1)	—	—	—	—	—	(725)	—	725	—
Stock issued in connection with acquisition	1,754,362	—	2	—	94,120	—	—	—	94,122
Stock-based compensation and warrant expense	—	—	—	—	4,190	—	—	—	4,190
Stock issued in connection with equity awards and warrants	681,083	—	—	—	7,582	—	—	—	7,582
Shares surrendered for tax withholding obligations	(40,647)	—	—	—	(2,066)	—	—	—	(2,066)
Other	—	—	—	—	(350)	—	—	—	(350)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(28,552)	(28,552)
Balance as of June 30, 2018	46,765,902	—	$49	$—	$1,037,436	$395,753	$(77,373)	$(18,934)	$1,336,931
(1) Includes $1.0 million from adoption of ASU 2016-01 and $(1.7) million from adoption of ASU 2018-02. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$82,833	$74,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,581	3,758
Amortization of intangible assets	664	512
Depreciation and amortization of premises and equipment	1,822	1,766
Accretion of discount on loans	(1,350)	(363)
Net amortization (accretion) of premium (discount) on investment securities	1,146	972
Net amortization (accretion) of premium (discount) on time deposits	(139)	—
Net amortization (accretion) on FHLB advances and other borrowings	—	(753)
Impairment of other real estate owned	1,097	383
Impairment of fixed assets HFS	110	—
(Gain) loss on available for sale debt securities	(890)	(1,032)
(Gain) loss on sale of loans	(379)	(2,026)
(Gain) loss on sale of other real estate owned	(113)	(22)
(Gain) loss on sale of premises and equipment	(11)	(1)
Unrealized (gain) loss on preferred stock and other equity securities	2,178	—
Stock-based compensation	4,190	3,756
Increase in cash surrender value of BOLI	(2,789)	(2,828)
Net change in operating assets and liabilities:
Net change in loans held for sale	159	(2,865)
Net change in other assets	(930)	(813)
Net change in other liabilities	2,854	14,513
Net cash provided by operating activities	94,033	89,027
Cash Flows From Investing Activities:
Purchase of equity securities	(28)	—
Purchase of available for sale debt securities	(519,779)	(416,404)
Sales of available for sale debt securities	56,278	70,496
Paydown and maturities of available for sale debt securities	195,038	207,148
Purchase of FHLB and other bank stock	(65,423)	(80,536)
Sales of FHLB and other bank stock	59,331	63,820
Cash received in acquisition	16,656	—
Net change in loans	(518,730)	(776,805)
Purchase of loans	(7,382)	—
Proceeds from sale of loans	19,808	159,912
Proceeds from sale of other real estate owned	3,110	1,721
Purchase of premises and equipment	(5,359)	(1,238)
Proceeds from the sale of premises and equipment	932	14
Proceeds from life insurance	365	3,016
Net cash used in investing activities	(765,183)	(768,856)
Cash Flows From Financing Activities:
Net change in deposits	802,064	389,519
Net change in FHLB advances	23,596	351,750
Net change in repurchase agreements	14,279	(82,606)
Cash paid for withholding taxes on share based payments	(3,666)	—
Exercise of stock options and warrants	7,582	37,322
Other financing costs	(350)	(30)
Net cash provided by financing activities	843,505	695,955
Net Change in Cash and Cash Equivalents	172,355	16,126
Cash and Cash Equivalents at Beginning of Period	115,921	83,876
Cash and Cash Equivalents at End of Period	$288,276	$100,002

Supplemental Disclosures of Cash Flow Information:
Interest paid	$56,932	$34,044
Income taxes paid	11,714	525
Supplemental disclosure of noncash investing and financing activities:
Transfer/adjustments of loans to other real estate owned	$236	$1,394
Transfers from loans held for sale to portfolio loans	10,683	—
(Purchase) sale of investment securities settled in subsequent period, net	281	6,214
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
Nature of Operations
The Company is a national bank holding company with two wholly-owned subsidiaries: (i) Florida Community Bank, N.A., a national bank (“Florida Community Bank” or the “Bank”); and (ii) Floridian Custody Services, Inc. ("Custody Services"). Florida Community Bank, headquartered in Weston, Florida, offers a comprehensive range of traditional banking products and services to individual and corporate customers through 50 banking centers located in Florida as of June 30, 2018. Custody Services, headquartered in Davie, Florida, provides clearing and custodian services to deposit brokers and their clients.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Custody Services and Florida Community Bank, and the Bank’s subsidiaries, which consist of a group of real estate holding companies. Intercompany transactions and balances have been eliminated in consolidation.
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
In June 2018, the FASB issued ASU 2018-07, "Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments of this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 2. BUSINESS ACQUISITIONS
On March 1, 2018, the Company acquired 100% of the outstanding common stock of Floridian Community Holdings, Inc., ("Floridian") the parent company of Floridian Community Bank and Floridian Custody Services, Inc. Under the terms of the acquisition, each share of Floridian common stock was converted into 0.4584 shares of FCB Class A common stock at the effective date. A total of 1,754,362 shares of FCB Class A common stock were issued to holders of Floridian common stock. The Company also paid cash of $7 thousand for fractional shares resulting from the application of the exchange ratio. In addition, the Company incurred a liability of $5.2 million related to Floridian's outstanding stock options that were settled in cash subsequent to the acquisition. The Floridian acquisition will (i) expand the Company's business within demographically attractive markets in southeast Florida; (ii) increase the Company's core deposit base, an important funding source; and (iii) provide the opportunity to sell the Company's broad array of products to Floridians' client base, among other benefits. The results of operations were included in the Company's results beginning on March 1, 2018, the date of acquisition. The fair value of the common shares issued as part of the consideration paid for Floridian was determined using the closing price of the Company's common shares on February 28, 2018. Floridian had total assets of $506.8 million, total liabilities of $465.8 million and operated 5 full-service branches in South Florida as of March 1, 2018. Goodwill of $58.3 million was recognized in the transaction. None of the goodwill recognized is expected to be deductible for income tax purposes.
The Company determined that the acquisition of Floridian constituted a business combination as defined by ASC Topic 805, “Business Combinations”. The acquisition was not considered to be a significant business combination. The assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. Fair values were determined in accordance with the guidance provided in ASC Topic 820, “Fair Value Measurements”. In many cases, the determination of fair value required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined, however the measurement period will not extend beyond one year of the acquisition date. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected. The Company utilized the assistance of third-party advisors in the determination of fair value for loans, deposits, other real estate owned and deferred tax assets acquired.

During the three months ended June 30, 2018, the Company recorded adjustments to the preliminary fair value estimates resulting in a decrease in assets acquired of $858 thousand, liabilities assumed of $1.1 million, and goodwill of $255 thousand. The adjustments were primarily related to a reduction in the estimated fair value of an assumed liability and other receivables.
The following table presents a summary of the assets acquired and liabilities assumed in the Floridian acquisition recorded at fair value:

	Acquisition Date Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Fair Value
Consideration transferred:	(Dollars in thousands)
Common stock issued	$94,122	$—	$94,122
Liability incurred related to settlement of outstanding stock options	5,198	—	5,198
Total consideration transferred	99,320	—	99,320
Fair value of assets acquired:
Cash and cash equivalents	16,699	(43)	16,656
Investment securities	38,772	—	38,772
Loans	425,894	—	425,894
Other real estate owned	113	(2)	111
Core deposit intangible	4,580	—	4,580
Fixed assets	3,425	—	3,425
Deferred tax asset, net	5,043	(239)	4,804
Bank-owned life insurance	10,489	—	10,489
Other assets	2,678	(574)	2,104
Total identifiable assets acquired	507,693	(858)	506,835
Fair value of liabilities assumed:
Deposits	382,333	—	382,333
FHLB advances and other borrowings	73,389	—	73,389
Other liabilities	11,231	(1,113)	10,118
Total liabilities assumed	466,953	(1,113)	465,840
Fair value of net assets acquired	40,740	255	40,995
Goodwill resulting from acquisition	$58,580	$(255)	$58,325

NOTE 3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale debt securities are as follows:

	Amortized Cost	Unrealized		Fair Value
June 30, 2018		Gains	Losses
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$91,333	$9	$1,975	$89,367
U.S. Government agencies and sponsored enterprises mortgage-backed securities	604,409	48	19,703	584,754
State and municipal obligations	25,419	81	1,525	23,975
Asset-backed securities	827,302	586	1,553	826,335
Corporate bonds and other debt securities	798,259	10,668	11,989	796,938
Total available for sale debt securities	$2,346,722	$11,392	$36,745	$2,321,369

	Amortized Cost	Unrealized		Fair Value
December 31, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale debt securities: (1)
U.S. Government agencies and sponsored enterprises obligations	$43,471	$38	$671	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	600,310	1,716	6,789	595,237
State and municipal obligations	26,766	125	719	26,172
Asset-backed securities	608,340	2,306	100	610,546
Corporate bonds and other debt securities	738,994	18,222	1,313	755,903
Total available for sale debt securities	$2,017,881	$22,407	$9,592	$2,030,696
(1) To allow for improved comparability, prior year presentation has been modified to remove preferred stock and other equity securities in connection with the adoption of ASU 2016-01.
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Atlanta ("FRB"). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $1.00 billion and $834.9 million at June 30, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are as follows:

June 30, 2018	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale debt securities:
Due in one year or less	$57,641	$57,706
Due after one year through five years	303,251	300,196
Due after five years through ten years	133,012	129,731
Due after ten years	329,774	333,280
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	1,523,044	1,500,456
Total available for sale debt securities	$2,346,722	$2,321,369
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

The following tables present the estimated fair values and gross unrealized losses on available for sale debt securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$74,180	$1,556	$6,088	$419	$80,268	$1,975
U.S. Government agencies and sponsored enterprises mortgage-backed securities	414,186	10,890	161,472	8,813	575,658	19,703
State and municipal obligations	186	6	21,665	1,519	21,851	1,525
Asset-backed securities	346,992	1,501	7,015	52	354,007	1,553
Corporate bonds and other debt securities	432,202	11,621	10,524	368	442,726	11,989
Total available for sale debt securities	$1,267,746	$25,574	$206,764	$11,171	$1,474,510	$36,745

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale debt securities: (1)
U.S. Government agencies and sponsored enterprises obligations	$31,518	$268	$7,157	$403	$38,675	$671
U.S. Government agencies and sponsored enterprises mortgage-backed securities	207,735	1,836	175,810	4,953	383,545	6,789
State and municipal obligations	192	2	23,813	717	24,005	719
Asset-backed securities	36,542	100	—	—	36,542	100
Corporate bonds and other debt securities	186,052	1,240	10,842	73	196,894	1,313
Total available for sale debt securities	$462,039	$3,446	$217,622	$6,146	$679,661	$9,592
(1) To allow for improved comparability, prior year presentation has been modified to remove preferred stock and other equity securities in connection with the adoption of ASU 2016-01.

At June 30, 2018, the Company’s security portfolio consisted of 359 securities, of which 230 securities were in an unrealized loss position. A total of 164 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at June 30, 2018. The following describes the basis under which the Company has evaluated OTTI:
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

Asset-Backed Securities and Corporate Bonds & Other Debt Securities:
Securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments were investment grade as of June 30, 2018 and December 31, 2017 and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross realized gains	$144	$369	$145	$694
Gross realized losses	—	(1,206)	(6)	(1,206)
Net realized gains (losses)	$144	$(837)	$139	$(512)

The Company adopted ASU 2016-01 as of January 1, 2018. This guidance requires investments in equity securities with readily determinable fair values to be measured at fair value, with changes in the fair value recognized as a component of noninterest income in the Company's Consolidated Statements of Income. The Company recognized $500 thousand and $2.2 million of unrealized losses in noninterest income during the three and six months ended June 30, 2018, respectively, related to equity securities still held at the end of the period.
NOTE 4. LOANS, NET
The Company’s loan portfolio consists of New and Acquired loans. The Company classifies originated loans and purchased loans not acquired through business combinations that did not show evidence of credit deterioration as New loans. The Company classifies loans acquired through business combinations and purchased loans acquired outside of a business combination that show evidence of credit deterioration as Acquired loans. Loans acquired with deteriorated credit quality since origination are accounted for under ASC 310-30, unless specifically excluded from the scope of ASC 310-30. The remaining portfolio of Acquired loans and those loans excluded from the scope of ASC 310-30 are accounted for under ASC 310-20 and are classified as Non-ASC 310-30 loans.

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

June 30, 2018	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$137,591	$106,523	$2,361,475	$2,605,589
Owner-occupied commercial real estate	—	79,203	1,119,816	1,199,019
1-4 single family residential	33,532	155,792	2,226,835	2,416,159
Construction, land and development	29,860	33,121	708,497	771,478
Home equity loans and lines of credit	—	42,000	60,888	102,888
Total real estate loans	200,983	416,639	6,477,511	7,095,133
Other loans:
Commercial and industrial	19,972	47,307	1,737,485	1,804,764
Consumer	1,289	16,238	4,149	21,676
Total other loans	21,261	63,545	1,741,634	1,826,440
Total loans held in portfolio	$222,244	$480,184	$8,219,145	$8,921,573
Allowance for loan losses				(50,570)
Loans held in portfolio, net				$8,871,003

December 31, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$104,335	$37,736	$2,103,788	$2,245,859
Owner-occupied commercial real estate	—	16,100	987,781	1,003,881
1-4 single family residential	27,513	57,695	2,185,362	2,270,570
Construction, land and development	13,167	5,889	684,462	703,518
Home equity loans and lines of credit	—	34,589	59,636	94,225
Total real estate loans	145,015	152,009	6,021,029	6,318,053
Other loans:
Commercial and industrial	12,631	5,062	1,634,372	1,652,065
Consumer	1,423	259	5,984	7,666
Total other loans	14,054	5,321	1,640,356	1,659,731
Total loans held in portfolio	$159,069	$157,330	$7,661,385	$7,977,784
Allowance for loan losses				(47,145)
Loans held in portfolio, net				$7,930,639

(1)	Balance includes $(8.2) million and $(6.6) million of net deferred fees, costs, and premium and discount as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018 and December 31, 2017, the unpaid principal balances of ASC 310-30 loans were $284.5 million and $183.9 million, respectively. At June 30, 2018 and December 31, 2017, the Company had pledged loans as collateral for FHLB advances of $3.50 billion and $3.36 billion, respectively. The recorded investment of consumer mortgage loans, secured by 1-4 family residential real estate properties, for which formal foreclosure proceedings are in process as of June 30, 2018 totaled $3.6 million. The Company held $283.6 million and $289.1 million of syndicated national loans as of June 30, 2018 and December 31, 2017, respectively.
During the three and six months ended June 30, 2018, the Company purchased approximately $6.3 million and $7.4 million of loans from third parties, respectively. During the three and six months ended June 30, 2017, the Company purchased no loans from third parties.

During the three and six months ended June 30, 2018, the Company sold approximately $1.6 million and $19.7 million of held-to-maturity portfolio loans to third parties, respectively. During the three and six months ended June 30, 2017, the Company sold approximately $38.8 million and $158.9 million of held-to-maturity portfolio loans to third parties, respectively.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $615 thousand and $(9.6) million between non-accretable and accretable discount during the six months ended June 30, 2018 and 2017, respectively.
Changes in accretable discount for ASC 310-30 loans for the six months ended June 30, 2018 and 2017, were as follows:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Balance at January 1,	$41,162	$60,990
Additions to accretable discount from FLCB acquisition	14,393	—
Accretion	(7,258)	(2,853)
Reclassifications from (to) non-accretable difference	615	(9,647)
Balance at June 30,	$48,912	$48,490

NOTE 5. ALLOWANCE FOR LOAN LOSSES
The Company’s accounting method for loans and the corresponding allowance for loan losses (“ALL”) differs depending on whether the loans are New or Acquired. The Company assesses and monitors credit risk and portfolio performance using distinct methodologies for Acquired loans, both ASC 310-30 Loans and Non-ASC 310-30 Loans, and New loans. Within each of these portfolios, the Company further disaggregates the portfolios into the following segments: Commercial real estate, Owner-occupied commercial real estate, 1-4 single family residential, Construction, land and development, Home equity loans and lines of credit, Commercial and industrial and Consumer. The ALL reflects management’s estimate of probable credit losses inherent in each of the segments. During the second quarter 2018, the Company released an unallocated allowance for loan loss of $1.5 million, which was recorded in prior year in response to Hurricane Irma.

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2018	$14,197	$3,778	$7,493	$4,288	$616	$17,114	$227	$49,213
Provision (credit) for ASC 310-30 loans	(107)	—	(44)	(19)	—	44	3	(123)
Provision (credit) for non-ASC 310-30 loans	(23)	(4)	(15)	23	16	(3)	—	(6)
Provision (credit) for New loans	1,463	172	(142)	(216)	72	1,796	(11)	3,134
Provision (credit) for Unallocated	—	—	—	—	—	—	—	(1,500)
Total provision	1,333	168	(201)	(212)	88	1,837	(8)	1,505
Charge-offs for ASC 310-30 loans	(155)	—	—	—	—	(17)	—	(172)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(155)	—	—	—	—	(17)	—	(172)
Recoveries for ASC 310-30 loans	—	—	18	—	—	—	—	18
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	6	—	—	—	—	—	—	6
Total recoveries	6	—	18	—	—	—	—	24
Ending ALL balance
ASC 310-30 loans	1,217	—	15	124	—	139	139	1,634
Non-ASC 310-30 loans	314	54	156	59	202	318	3	1,106
New loans	13,850	3,892	7,139	3,893	502	18,477	77	47,830
Unallocated	—	—	—	—	—	—	—	—
Balance at June 30, 2018	$15,381	$3,946	$7,310	$4,076	$704	$18,934	$219	$50,570

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431
Provision (credit) for ASC 310-30 loans	770	—	29	(77)	—	(1,127)	(2)	(407)
Provision (credit) for non-ASC 310-30 loans	(13)	4	59	(6)	175	(4)	—	215
Provision (credit) for New loans	1,443	571	843	(79)	(17)	(461)	7	2,307
Total provision	2,200	575	931	(162)	158	(1,592)	5	2,115
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(15)	—	(102)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	—	—	—	(60)
Charge-offs for New loans	—	—	—	—	—	(50)	—	(50)
Total charge-offs	(9)	—	(95)	(43)	—	(65)	—	(212)
Recoveries for ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	—	—	—	—	—	—
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145
Provision (credit) for ASC 310-30 loans	(76)	—	(29)	(34)	—	13	1	(125)
Provision (credit) for non-ASC 310-30 loans	(24)	(1)	(27)	23	3	41	(3)	12
Provision (credit) for New loans	1,755	582	(630)	(271)	27	3,775	(44)	5,194
Provision (credit) for Unallocated	—	—	—	—	—	—	—	(1,500)
Total provision	1,655	581	(686)	(282)	30	3,829	(46)	3,581
Charge-offs for ASC 310-30 loans	(155)	—	—	—	—	(17)	(7)	(179)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	(36)	—	(36)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(155)	—	—	—	—	(53)	(7)	(215)
Recoveries for ASC 310-30 loans	—	—	18	13	—	17	—	48
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	11	—	—	—	—	—	—	11
Total recoveries	11	—	18	13	—	17	—	59
Ending ALL balance
ASC 310-30 loans	1,217	—	15	124	—	139	139	1,634
Non-ASC 310-30 loans	314	54	156	59	202	318	3	1,106
New loans	13,850	3,892	7,139	3,893	502	18,477	77	47,830
Unallocated	—	—	—	—	—	—	—	—
Balance at June 30, 2018	$15,381	$3,946	$7,310	$4,076	$704	$18,934	$219	$50,570

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	37,897
Provision (credit) for ASC 310-30 loans	(582)	—	31	(11)	—	(80)	(84)	(726)
Provision (credit) for non-ASC 310-30 loans	(45)	4	1	(9)	215	(10)	(29)	127
Provision (credit) for New loans	2,785	685	1,433	99	28	(680)	7	4,357
Total provision	2,158	689	1,465	79	243	(770)	(106)	3,758
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	(7)	—	—	(67)
Charge-offs for New loans	(131)	—	—	—	—	(150)	—	(281)
Total charge-offs	(140)	—	(95)	(43)	(7)	(179)	—	(464)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
June 30, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$465	$465
Owner-occupied commercial real estate	—	—	—	259	259
1-4 single family residential	3,076	720	—	3,596	7,392
Construction, land and development	—	76	—	—	76
Home equity loans and lines of credit	23	—	—	129	152
Total real estate loans	3,099	796	—	4,449	8,344
Other loans:
Commercial and industrial	440	155	—	148	743
Consumer	—	—	—	—	—
Total other loans	440	155	—	148	743
Total new loans	$3,539	$951	$—	$4,597	$9,087
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$3,790	$3,790
Owner-occupied commercial real estate	—	—	—	489	489
1-4 single family residential	1,635	657	—	1,025	3,317
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	514	334	—	2,521	3,369
Total real estate loans	2,149	991	—	7,825	10,965
Other loans:
Commercial and industrial	—	—	—	2,816	2,816
Consumer	—	—	—	—	—
Total other loans	—	—	—	2,816	2,816
Total acquired loans	$2,149	$991	$—	$10,641	$13,781

	Accruing
December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$324	$—	$—	$—	$324
Owner-occupied commercial real estate	843	150	—	—	993
1-4 single family residential	1,179	1,310	—	3,167	5,656
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	126	126
Total real estate loans	2,346	1,460	—	3,293	7,099
Other loans:
Commercial and industrial	4,980	2,167	—	—	7,147
Consumer	—	—	—	—	—
Total other loans	4,980	2,167	—	—	7,147
Total new loans	$7,326	$3,627	$—	$3,293	$14,246
Acquired Loans:
Real estate loans:
Commercial real estate	$360	$—	$—	$3,893	$4,253
Owner-occupied commercial real estate	290	—	—	494	784
1-4 single family residential	892	44	—	1,331	2,267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	1,128	—	—	1,720	2,848
Total real estate loans	2,670	44	—	7,438	10,152
Other loans:
Commercial and industrial	101	—	—	394	495
Consumer	—	—	—	—	—
Total other loans	101	—	—	394	495
Total acquired loans	$2,771	$44	$—	$7,832	$10,647
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

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,348,600	$9,346	$3,529	$—
Owner-occupied commercial real estate	1,117,117	2,699	—	—
Construction, land and development	708,497	—	—	—
Commercial and industrial	1,708,560	28,710	215	—
Total new loans	$5,882,774	$40,755	$3,744	$—
Acquired loans:
Commercial real estate	$102,393	$—	$4,130	$—
Owner-occupied commercial real estate	78,626	—	577	—
Construction, land and development	33,121	—	—	—
Commercial and industrial	43,405	743	3,159	—
Total acquired loans	$257,545	$743	$7,866	$—

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,095,560	$6,066	$2,162	$—
Owner-occupied commercial real estate	987,781	—	—	—
Construction, land and development	684,462	—	—	—
Commercial and industrial	1,617,462	16,910	—	—
Total new loans	$5,385,265	$22,976	$2,162	$—
Acquired loans:
Commercial real estate	$33,496	$—	$4,240	$—
Owner-occupied commercial real estate	15,607	—	493	—
Construction, land and development	5,889	—	—	—
Commercial and industrial	4,324	—	738	—
Total acquired loans	$59,316	$—	$5,471	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
June 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$465	$2,361,010	$—	$—	$13,850	$—
Owner-occupied commercial real estate	—	1,119,816	—	—	3,892	—
1-4 single family residential	1,637	2,225,198	—	—	7,139	—
Construction, land and development	—	708,497	—	—	3,893	—
Home equity loans and lines of credit	129	60,759	—	66	436	—
Total real estate loans	$2,231	$6,475,280	$—	$66	$29,210	$—
Other loans:
Commercial and industrial	$16,708	$1,720,777	$—	$1,594	$16,883	$—
Consumer	—	4,149	—	—	77	—
Total other loans	$16,708	$1,724,926	$—	$1,594	$16,960	$—
Acquired loans:
Real estate loans:
Commercial real estate	$3,789	$102,734	$137,591	$117	$197	$1,217
Owner-occupied commercial real estate	—	79,203	—	—	54	—
1-4 single family residential	267	155,525	33,532	—	156	15
Construction, land and development	—	33,121	29,860	—	59	124
Home equity loans and lines of credit	495	41,505	—	—	202	—
Total real estate loans	$4,551	$412,088	$200,983	$117	$668	$1,356
Other loans:
Commercial and industrial	$3,420	$43,887	$19,972	$272	$46	$139
Consumer	—	16,238	1,289	—	3	139
Total other loans	$3,420	$60,125	$21,261	$272	$49	$278
Total Loans:
Unallocated	$—	$8,921,573	$—	$—	$—	$—

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$2,103,788	$—	$—	$12,084	$—
Owner-occupied commercial real estate	—	987,781	—	—	3,310	—
1-4 single family residential	1,096	2,184,266	—	—	7,769	—
Construction, land and development	—	684,462	—	—	4,164	—
Home equity loans and lines of credit	130	59,506	—	66	409	—
Total real estate loans	$1,226	$6,019,803	$—	$66	$27,736	$—
Other loans:
Commercial and industrial	$—	$1,634,372	$—	$—	$14,702	$—
Consumer	—	5,984	—	—	121	—
Total other loans	$—	$1,640,356	$—	$—	$14,823	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$3,893	$33,843	$104,335	$129	$209	$1,448
Owner-occupied commercial real estate	—	16,100	—	—	55	—
1-4 single family residential	267	57,428	27,513	—	184	25
Construction, land and development	—	5,889	13,167	—	36	145
Home equity loans and lines of credit	495	34,094	—	—	199	—
Total real estate loans	$4,655	$147,354	$145,015	$129	$683	$1,618
Other loans:
Commercial and industrial	$272	$4,790	$12,631	$272	$41	$126
Consumer	—	259	1,423	—	6	145
Total other loans	$272	$5,049	$14,054	$272	$47	$271
Total Loans:
Unallocated	$—	$7,977,784	$—	$—	$1,500	$—

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$465	$470
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,637	1,641
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$2,165	$2,174
Other loans:
Commercial and industrial	$16,708	$16,708	$1,594	$—	$—
Consumer	—	—	—	—	—
Total other loans	$16,708	$16,708	$1,594	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$117	$3,453	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$336	$347	$117	$4,215	$5,753
Other loans:
Commercial and industrial	$272	$272	$272	$3,124	$9,320
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$3,124	$9,320

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,096	1,096
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$1,159	$1,159
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$129	$3,557	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$336	$347	$129	$4,319	$5,753
Other loans:
Commercial and industrial	$272	$272	$272	$—	$—
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$—	$—

The following tables present the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$4,188	$—	$3,679	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,906	—	1,363	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	558	—	686	—
Total real estate loans	$6,652	$—	$5,728	$—
Other loans:
Commercial and industrial	$781	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$781	$—	$—	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$336	$—	$624	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	506	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	471	—
Total real estate loans	$402	$—	$1,601	$—
Other loans:
Commercial and industrial	$17,024	$—	$325	$—
Consumer	—	—	—	—
Total other loans	$17,024	$—	$325	$—

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,863	$—	$3,701	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	1,351	—	1,078	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	558	—	860	—
Total real estate loans	$5,772	$—	$5,639	$—
Other loans:
Commercial and industrial	$393	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$393	$—	$—	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$336	$—	$627	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	515	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	66	—	270	—
Total real estate loans	$402	$—	$1,412	$—
Other loans:
Commercial and industrial	$8,694	$—	$350	$—
Consumer	—	—	—	—
Total other loans	$8,694	$—	$350	$—

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Goodwill	$139,529	$81,204

Core deposit intangible	18,950	14,370
Less: Accumulated amortization	(11,366)	(10,702)
Net core deposit intangible	$7,584	$3,668
Amortization expense for core deposit intangibles for the six months ended June 30, 2018 and 2017 totaled $664 thousand and $512 thousand, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized for the remainder of 2018 through 2022 is as follows:

	Remainder of 2018	2019	2020	2021	2022
	(Dollars in thousands)
Core deposit intangible	$741	$1,481	$968	$818	$818

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

The Company is also a party to interest rate derivatives that are not designated as hedging instruments. The Company uses interest rate derivative contracts, such as swaps and caps, in the normal course of business to meet the financial needs of its customers. The interest rate swaps that the Company enters into with customers allow the customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss given default of each counterparty. The Company recorded $2.6 million and $1.9 million of derivative contract fees in noninterest income in the accompanying Consolidated Statement of Income for the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively.
In addition, the Company has entered into 3 risk participation agreements. The notional amount of the risk participation agreements sold was $34.5 million as of June 30, 2018. Assuming all underlying third party customers referenced in the swap agreements defaulted at June 30, 2018, there would be an immaterial amount of exposure to the company. These risk participation agreements mature in 2021.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the Consolidated Statements of Income for the three or six months ended June 30, 2018 or 2017.
The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying Consolidated Balance Sheets:

June 30, 2018	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate contracts - pay fixed, receive floating	$250,000	$124	$—	$—
Total cash flow hedges	250,000	124	—	—
Derivatives not designated as hedges:
Interest rate contracts - pay floating, receive fixed	404,410	7,716	942,694	20,726
Interest rate contracts - pay fixed, receive floating	942,694	17,716	404,410	4,706
Interest rate caps purchased	94,650	325	—	—
Interest rate caps sold	—	—	94,650	325
Risk participation agreements	—	—	34,539	—
Total derivatives not designated as hedges	1,441,754	25,757	1,476,293	25,757
Total derivatives	$1,691,754	$25,881	$1,476,293	$25,757

December 31, 2017	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedges:
Interest rate contracts - pay floating, receive fixed	$757,887	$11,678	$380,233	$4,180
Interest rate contracts - pay fixed, receive floating	380,233	—	757,887	7,498
Interest rate caps - purchased	94,884	155	—	—
Interest rate caps - sold	—	—	94,884	155
Total derivatives	$1,233,004	$11,833	$1,233,004	$11,833
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2018:

June 30, 2018	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI to Interest Expense	Location of Gain (Loss) Reclassified from AOCI into Income
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate contracts - pay fixed, receive floating	93	—	Interest on borrowings

During the three or six months ended June 30, 2018, no derivative positions designated as cash flow hedges were discontinued and none of the gains or losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of borrowings.
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following tables summarize the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying Consolidated Balance Sheets:

June 30, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$20,676	$(2,960)	$17,716

December 31, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$11,833	$(4,491)	$7,342
At June 30, 2018, the Company has pledged investment securities available for sale with a carrying amount of $2.7 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of June 30, 2018 and December 31, 2017, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 14 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 8. DEPOSITS
The following table sets forth the Company’s deposits by category:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,530,718	$1,236,685
Interest-bearing demand deposits	1,498,421	1,454,097
Interest-bearing NOW accounts	440,896	363,191
Savings and money market accounts	2,703,362	3,013,237
Time deposits	3,684,788	2,606,717
Total deposits	$9,858,185	$8,673,927
Time deposits $100,000 and greater	$2,649,146	$1,983,445
Time deposits greater than $250,000	1,458,626	1,078,702
The aggregate amount of overdraft demand deposits reclassified to loans was $766 thousand at June 30, 2018. The aggregate amount of maturities for time deposits for each of the five years following June 30, 2018 totaled $2.23 billion, $1.37 billion, $55.9 million, $13.3 million and $21.4 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $417.7 million and $656.4 million at June 30, 2018 and December 31, 2017, respectively. The Company holds brokered certificates of deposit of $350.8 million and $85.2 million at June 30, 2018 and December 31, 2017, respectively.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$(6,832)	$1,705	$(5,127)	$10,919	$(4,178)	$6,741
Net unrealized holding gain (loss) arising during the period	(17,826)	4,448	(13,378)	15,112	(5,781)	9,331
Amounts reclassified to (gain) loss on investment securities, net	(695)	173	(522)	(563)	215	(348)
Balance at end of period	(25,353)	6,326	(19,027)	25,468	(9,744)	15,724
Unrealized gains (losses) on derivative instruments:
Balance at beginning of period	(1,483)	370	(1,113)	—	—	—
Net unrealized holding gains (losses) arising during the period	1,607	(401)	1,206	—	—	—
Balance at end of period	124	(31)	93	—	—	—
Total accumulated other comprehensive income (loss)	$(25,229)	$6,295	$(18,934)	$25,468	$(9,744)	$15,724

	Six Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$14,402	$(5,509)	$8,893	$(6,504)	$2,509	$(3,995)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(37,068)	9,249	(27,819)	32,617	(12,500)	20,117
Amounts reclassified to (gain) loss on investment securities	(1,100)	274	(826)	(645)	247	(398)
Cumulative adjustment from adoption of new accounting standards	(1,587)	2,312	725	—	—	—
Balance at end of period	(25,353)	6,326	(19,027)	25,468	(9,744)	15,724
Unrealized gains (losses) on derivative instruments:
Balance at beginning of period	—	—	—	—	—	—
Net unrealized holding gains (losses) arising during the period	124	(31)	93	—	—	—
Balance at end of period	124	(31)	93	—	—	—
Total accumulated other comprehensive income (loss)	$(25,229)	$6,295	$(18,934)	$25,468	$(9,744)	$15,724
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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$42,734	$35,081	$82,833	$74,070
Weighted average number of common shares - basic	46,660,992	42,659,101	45,968,929	42,197,420
Effect of dilutive securities:
Employee stock-based compensation awards	2,318,872	3,383,451	2,334,822	3,659,074
Weighted average number of common shares - diluted	48,979,864	46,042,552	48,303,751	45,856,494
Basic earnings per share	$0.92	$0.82	$1.80	$1.76
Diluted earnings per share	$0.87	$0.76	$1.71	$1.62
Weighted average number of anti-dilutive equity awards	75	20,000	22,346	14,973
NOTE 11. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended June 30, 2018 and 2017 were 24.2% and 19.2%, respectively. The increase in the effective tax rate for the second quarter of 2018 was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $234 thousand tax benefit in the Consolidated Statements of Income for the quarter ended June 30, 2018 compared to $6.7 million for the quarter ended June 30, 2017. This was partially offset by the Tax Cuts and Jobs Act of 2017 (the "TCJA") which resulted in a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.7% and 14.2%, respectively. The increase in the effective tax rate for the six months ended June 30, 2018 was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.7 million tax benefit in the Consolidated Statements of Income for the six months ended June 30, 2018 compared to $15.9 million for the six months ended June 30, 2017. This was partially offset by the TCJA which resulted in a reduction in the maximum federal corporate income tax rate effective January 1, 2018, as well as higher levels of pre-tax income.
NOTE 12. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,314,924	$20.65
Granted	—	—
Exercised	(133,826)	21.10
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2018	1,181,098	$20.59
Exercisable at June 30, 2018	1,181,098	$20.59
Vested at June 30, 2018	1,181,098	$20.59
Vested and expected to vest at June 30, 2018	1,181,098	$20.59
There is no unrecognized compensation cost related to the 2009 Stock Option Plan for share awards outstanding at June 30, 2018.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,424,953	$20.79
Granted	—	—
Exercised	(231,894)	20.53
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2018	1,193,059	$20.84
Exercisable at June 30, 2018	1,193,059	$20.84
Vested at June 30, 2018	1,193,059	$20.84
Vested and expected to vest at June 30, 2018	1,193,059	$20.84

There is no unrecognized compensation cost related to the 2013 Stock Incentive Plan for share awards outstanding at June 30, 2018.
2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	762,500	$36.64
Granted	—	—
Exercised	—	—
Forfeited	(30,000)	36.11
Expired	—	—
Outstanding at June 30, 2018	732,500	$36.66
Exercisable at June 30, 2018	—	$—
Vested at June 30, 2018	—	$—
Vested and expected to vest at June 30, 2018	732,500	$36.66
The total unrecognized compensation cost of $4.1 million related to the 2016 Stock Incentive Plan for share awards outstanding at June 30, 2018 will be recognized over a weighted average remaining period of 3.17 years.
2016 Incentive Plan - Restricted Stock Unit Awards
On February 21, 2018, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2018 in the form of restricted stock units (the "Directors' RSUs"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 19,015 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs vested on both March 31, 2018 and June 30, 2018, and an additional twenty-five percent (25%) will vest on each of September 30, 2018 and December 31, 2018 provided the participant remains in a continuous service relationship with the Company through such applicable date. Compensation expense will be recognized on a straight-line basis over the requisite vesting period ending December 31, 2018.
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
On five different dates during the period ended June 30, 2018, the Company granted a total of 53,552 restricted shares to employees (the "Employee RSUs") that vest in-full (i.e. cliff vesting) on the 5-year anniversary of the grant date. The fair value of the Awards on the grant date was $3.0 million and will be recognized as compensation expense over the requisite vesting period ending on the respective 5-year anniversary of the Employee RSU Award's grant date.

The following table presents the activity during the six months ended June 30, 2018 related to restricted stock units from the 2016 Plan:

	2016 Stock Incentive Plan
	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2018	96,133	$42.23	88,015	$50.34	73,144	$47.85
Granted	—	—	72,567	56.52	84,836	56.10
Vested	—	—	(15,706)	51.47	—	—
Forfeited	—	—	(3,975)	51.15	—	—
Outstanding at June 30, 2018	96,133	$42.23	140,901	$53.37	157,980	$52.28
The actual number of Performance Restricted Stock Units issued at the vesting date could range from 0% to 125% of the initial grant, depending on actual performance achieved.
A summary of selected data related to stock-based compensation expense for the six months ended June 30, 2018 and 2017 are as follows:

	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$1,304	$1,467	$1,089	$560	$1,105	$330
Unrecognized compensation expense related to stock-based compensation	$1,809	$5,319	$6,876	$567	$6,186	$3,170
Weighted-average life over which expense is expected to be recognized (years)	0.91	1.57	4.24	0.51	2.20	2.50
Executive Incentive Plan
During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the adoption of the FCB Financial Holdings, Inc. Executive Incentive Plan (the “EIP”). The EIP provides for Annual Incentive Awards and Long-Term Incentive Awards, both of which are subject to achievement of specified performance goals.
Long-Term Incentive Awards
On March 21, 2018, the Compensation Committee granted a Long-Term Award of cash phantom units (“CPUs”) under the Long-Term Incentive component of the EIP which covers a three-year period ending December 31, 2020 (the “Performance Period”). Granted under the award is a target of 18,050 CPUs and a maximum of 22,562 CPUs to a certain Executive. Each CPU is the equivalent in value of a share of Class A Common Stock of the Company, par value $0.001 per share. The total target grant date fair value of the CPU Award was $1.0 million, up to a maximum of $1.3 million, and will be recognized on a straight-line basis as compensation expense over the requisite period ending December 31, 2020. The Company recognized $91 thousand and $102 thousand of compensation expense during the three and six months ended June 30, 2018, respectively.
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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $1.4 million as of June 30, 2018 and $1.1 million as of December 31, 2017.
Fees collected on off balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to fund loans	$1,153,159	$926,405
Unused lines of credit	700,273	571,587
Commercial and standby letters of credit	48,501	46,520
Total	$1,901,933	$1,544,512
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
Derivatives—Derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps, interest rate caps, and risk participation agreements where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap, interest rate cap, or risk participation agreements. The Company values its interest rate swap, interest rate cap, and risk participation agreement positions using market prices provided by a third party which uses primarily observable market inputs. Derivatives are further described in Note 7 “Derivatives.”
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
For the three or six months ended June 30, 2018 and 2017, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of June 30, 2018, there were no interest rate derivatives classified as Level 3.

The following tables present the assets and liabilities measured at fair value on a recurring basis:

June 30, 2018	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$89,367	$—	$89,367
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	584,754	—	584,754
State and municipal obligations	—	23,975	—	23,975
Asset-backed securities	—	826,335	—	826,335
Corporate bonds and other debt securities	54,863	742,075	—	796,938
Preferred stocks and other equity securities	12,671	75,286	—	87,957
Derivative assets	—	25,881	—	25,881
Total	$67,534	$2,367,673	$—	$2,435,207
Liabilities:
Derivative liabilities	$—	$25,757	$—	$25,757
Total	$—	$25,757	$—	$25,757

December 31, 2017	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$42,838	$—	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	595,237	—	595,237
State and municipal obligations	—	26,172	—	26,172
Asset-backed securities	—	610,546	—	610,546
Corporate bonds and other debt securities	55,970	699,933	—	755,903
Preferred stocks and other equity securities	12,954	77,153	—	90,107
Derivative assets	—	11,833	—	11,833
Total	$68,924	$2,063,712	$—	$2,132,636
Liabilities:
Derivative liabilities	$—	$11,833	$—	$11,833
Total	$—	$11,833	$—	$11,833
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no transfers of financial assets between levels of the fair value hierarchy during the three or six months ended June 30, 2018.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three or six months ended June 30, 2018, there was not a change in the methods or significant assumptions used to estimate fair value.
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
The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	June 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$26,910	$6,153	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (7.6%)
Other real estate owned	11,159	14,906	Third party appraisals	Collateral discounts and estimated cost to sell	10%

The following table provides information about certain assets measured at fair value on a non-recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$1,593	$207	$1,593	$207
Foreclosed real estate	606	199	1,097	383
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
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$288,276	$288,276	$288,276	$—	$—
Available for sale debt securities	2,321,369	2,321,369	54,863	2,266,506	—
Preferred stocks and other equity securities	87,957	87,957	12,671	75,286	—
FHLB and other bank stock	66,414	66,414	—	66,414	—
Loans, net	8,871,003	8,828,422	—	—	8,828,422
Loans held for sale	2,323	2,323	—	2,323	—
Bank-owned life insurance	213,982	213,982	—	213,982	—
Derivative assets	25,881	25,881	—	25,881	—

Financial Liabilities:
Deposits	$9,858,185	$9,838,549	$—	$9,838,549	$—
Advances from the FHLB and other borrowings	860,377	850,911	—	850,911	—
Derivative liabilities	25,757	25,757	—	25,757	—

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$115,921	$115,921	$115,921	$—	$—
Available for sale debt securities	2,030,696	2,130,696	55,970	1,974,726	—
Preferred stocks and other equity securities	90,107	90,107	12,954	77,153	—
FHLB and other bank stock	56,881	56,881	—	56,881	—
Loans, net	7,930,639	7,877,094	—	—	7,877,094
Loans held for sale	12,736	12,736	—	12,736	—
Bank-owned life insurance	201,069	201,069	—	201,069	—
Derivative assets	11,833	11,833	—	11,833	—

Financial Liabilities:
Deposits	$8,673,927	$8,664,125	$—	$8,664,125	$—
Advances from the FHLB and other borrowings	749,113	740,941	—	740,941	—
Derivative liabilities	11,833	11,833	—	11,833	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2018 and December 31, 2017, include cash and cash equivalents.
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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest Income
In-scope of Topic 606:
NSF/OD Fees	$368	$375	$733	$785
Fees on deposit accounts	815	527	1,504	1,032
Service charges and fees	1,183	902	2,237	1,817
ATM and debit card income	665	612	1,310	1,211
Safe deposit box	25	24	51	49
Merchant revenue	217	183	419	343
Ancillary fees and income	140	97	262	178
CD custody income and fees	169	—	223	—
Misc other income	381	1,428	481	3,788
Gain (loss) on sales of other real estate owned	8	(23)	113	22
Noninterest Income (in-scope of Topic 606)	$2,788	$3,223	$5,096	$7,408
Out-of-scope of Topic 606:
Gain (loss) on sale of loans	$(28)	$613	$(50)	$966
Gain (loss) on sale of fixed assets	11	—	11	1
Loan and other fees	3,318	3,048	8,218	5,543
Bank-owned life insurance income	1,422	1,414	2,789	2,828
Income from resolution of acquired assets	327	320	401	1,082
Gain (loss) on investment securities	116	255	(1,288)	1,032
Noninterest Income (out-of-scope of Topic 606)	5,166	5,650	10,081	11,452
Total noninterest income	$7,954	$8,873	$15,177	$18,860

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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
NOTE 16. SUBSEQUENT EVENTS
On July 24, 2018, the Company announced the entry into a definitive merger agreement under which it will be acquired by Columbus, Georgia based Synovus Financial Corp. ("Synovus"). Under the terms of the merger agreement, the Company’s shareholders will receive a fixed ratio of 1.055 shares of Synovus common stock for each common share of the Company in an all-stock transaction. The merger agreement has been unanimously approved by both companies’ Boards of Directors and is subject to customary closing conditions, including approval by the shareholders of both companies and by state and federal bank regulators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six months ended June 30, 2018 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017 with the SEC.
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
Corporate Profile
FCB Financial Holdings, Inc. is a bank holding company, headquartered in Weston, Florida, with its wholly-owned subsidiaries, Florida Community Bank, National Association and Floridian Custody Services, Inc. The Bank offers a comprehensive range of traditional banking products and services to individuals, small and medium-sized businesses, some large businesses, and other local organizations and entities through 50 branches in south and central Florida. The Bank targets retail and commercial customers engaged in a wide variety of industries including healthcare and professional services, retail and wholesale trade, tourism, agricultural services, manufacturing, distribution and distribution-related industries, technology, automotive, aviation, food products, building materials, residential housing and commercial real estate.
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
Performance Highlights
Operating and financial highlights for the three months ended June 30, 2018 include the following:

•	Net revenue of $98.8 million; $99.7 million on a fully tax equivalent basis

•	Reported and Adjusted EPS of $0.87 and $0.94 per share, respectively, on a fully diluted basis

•	New loan portfolio grew sequentially at an annualized rate of 13% excluding syndicated loan paydowns

•	New loan fundings of $483.1 million

•	Demand deposits grew by $174.5 million, or 25% annualized

•	Reported and Adjusted Efficiency ratio of 41.1% and 38.0%, respectively

•	Reported and Adjusted ROA of 1.46% and 1.57%, respectively

•	Tangible book value per share was $25.44
The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.
Analysis of Results of Operations
The Company reported net income available to common stockholders of $42.7 million, which generated diluted EPS of $0.87 in the second quarter of 2018. Net income available to common stockholders totaled $35.1 million for the second quarter of 2017, which generated diluted EPS of $0.76. The increase in net income was primarily driven by an increase in taxable income of $12.9 million partially offset by an increase in income tax expense of $5.3 million. The Company’s results of operations for the second quarter of 2018 produced an annualized return on average assets of 1.46% and an annualized return on average common stockholders’ equity of 12.98% compared to prior year ratios of 1.47% and 12.95%, respectively.
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

	Three Months Ended June 30,
	2018			2017
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$76,323	$367	1.93%	$51,078	$136	1.07%
New loans (4)	8,036,916	87,594	4.31%	6,695,380	64,575	3.82%
Acquired loans (4)(5)	711,663	11,155	6.27%	355,721	6,941	7.80%
Investment securities	2,396,679	23,443	3.87%	2,025,060	18,921	3.70%
Total interest-earning assets	11,221,581	122,559	4.32%	9,127,239	90,573	3.93%
Non-earning assets:
Noninterest-earning assets	539,358			475,115
Total assets	$11,760,939			$9,602,354
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,356,018	$4,107	1.21%	$1,073,823	$2,289	0.85%
Interest-bearing NOW accounts	474,313	1,253	1.06%	419,774	637	0.61%
Savings and money market accounts	2,761,374	8,647	1.26%	3,071,859	6,857	0.90%
Time deposits (6)	3,425,429	14,441	1.69%	2,007,097	5,842	1.17%
FHLB advances and other borrowings (6)	943,033	3,292	1.38%	825,154	3,061	1.47%
Total interest-bearing liabilities	8,960,167	31,740	1.42%	7,397,707	18,686	1.01%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,415,899			1,070,311
Other liabilities	64,627			47,782
Stockholders’ equity	1,320,246			1,086,554
Total liabilities and stockholders’ equity	$11,760,939			$9,602,354
Net interest income		$90,819			$71,887
Net interest spread			2.90%			2.92%
Net interest margin			3.25%			3.16%

	Six Months Ended June 30,
	2018			2017
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$68,556	$604	1.78%	$42,581	$208	0.99%
New loans (4)	7,897,056	167,937	4.23%	6,519,909	123,266	3.76%
Acquired loans (4)(5)	584,363	18,278	6.26%	361,978	14,839	8.20%
Investment securities	2,301,641	44,297	3.83%	2,005,679	37,482	3.72%
Total interest-earning assets	10,851,616	231,116	4.24%	8,930,147	175,795	3.92%
Non-earning assets:
Noninterest-earning assets	512,261			470,392
Total assets	$11,363,877			$9,400,539
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,384,438	$7,948	1.16%	$1,043,672	$4,000	0.77%
Interest-bearing NOW accounts	460,386	2,231	0.98%	412,171	1,111	0.54%
Savings and money market accounts	2,877,989	17,015	1.19%	2,932,682	11,973	0.82%
Time deposits (6)	3,126,536	24,903	1.61%	2,078,413	12,059	1.17%
FHLB advances and other borrowings (6)	848,546	6,017	1.41%	834,489	5,095	1.21%
Total interest-bearing liabilities	8,697,895	58,114	1.35%	7,301,427	34,238	0.94%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,334,856			1,008,247
Other liabilities	56,549			39,970
Stockholders’ equity	1,274,577			1,050,895
Total liabilities and stockholders’ equity	$11,363,877			$9,400,539
Net interest income		$173,002			$141,557
Net interest rate spread			2.89%			2.98%
Net interest margin			3.21%			3.20%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.
Second Quarter 2018 compared to Second Quarter 2017
Net interest income was $90.8 million for the second quarter of 2018, an increase of $18.9 million compared to $71.9 million for the same period in 2017. The increase in net interest income reflects a $32.0 million increase in interest income partially offset by a $13.1 million increase in interest expense. For the three months ended June 30, 2018, average earning assets increased by $2.09 billion, or 22.9%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.56 billion, or 21.1%, compared to the three months ended June 30, 2017. The increase in interest income for the second quarter of 2018 was due to a $23.0 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.34 billion and the average interest rate on New loans increased 49 basis points. Interest income on acquired loans increased $4.2 million for the three months ended June 30, 2018 compared to the second quarter of 2017, primarily due to an increase in the acquired loan portfolio partially offset by a decrease in the yield on acquired loans. Interest income on investment securities increased $4.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $371.6 million, or 18.4%, increase in the average balance combined with an 17 basis point increase in the yield.
Interest expense on deposits increased $12.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $1.44 billion, or 22.0% increase in the average balance of interest-bearing deposits combined with a 39 basis point increase in the cost of deposits. Interest expense on time deposits increased $8.6 million due to a $1.42 billion increase in the average balance combined with an increase in rate of 52 basis points. Interest expense on savings and money market accounts increased $1.8 million due to an increase in rate of 36 basis points partially offset by a $310.5 million decrease in the average balance. The average rate paid on savings and money market accounts was 1.3% and 0.9% for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by the June 2017, December 2017, March 2018 and June 2018 Federal Reserve rate increases.
The net interest margin for the three months ended June 30, 2018 was 3.25%, an increase of 9 basis points compared to 3.16% for the three months ended June 30, 2017. The average rate paid on interest-bearing liabilities increased by 41 basis points for the three months ended June 30, 2018, partially offset by an increase in the average yield on interest-earning assets of 39 basis points as compared to the three months ended June 30, 2017. The increase in the average yield on interest-earning assets was primarily due to an increase in interest income for New loans due to an increase in the balance of average New loans combined with an increase in the average interest rate on New loans.

Six Months of 2018 compared to Six Months of 2017
Net interest income was $173.0 million for the six months ended June 30, 2018, an increase of $31.4 million compared to $141.6 million for the same period in 2017. The increase in net interest income reflects a $55.3 million increase in interest income partially offset by a $23.9 million increase in interest expense. For the six months ended June 30, 2018, average earning assets increased by $1.92 billion, or 21.5%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.40 billion, or 19.1%, compared to the six months ended June 30, 2017. The increase in interest income for the six months ended June 30, 2018 was due to a $44.7 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.38 billion and the average interest rate on New loans increased 47 basis points. Interest income on acquired loans increased $3.4 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in the acquired loan portfolio partially offset by a decrease in in the yield on acquired loans. Interest income on investment securities increased $6.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $296.0 million, or 14.8%, increase in the average balance combined with a 11 basis point increase in the yield.

Interest expense on deposits increased $23.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $1.38 billion, or 21.38%, increase in the average balance of interest-bearing deposits combined with a 36 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $5.0 million due to an increase in rate of 37 basis points partially offset by a $54.7 million decrease in the average balance . The average rate paid on savings and money market accounts was 1.19% and 0.82% for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by the June 2017, December 2017, March 2018 and June 2018 Federal Reserve rate increases.

The net interest margin for the six months ended June 30, 2018 was 3.21%, an increase of 1 basis points compared to 3.20% for the six months ended June 30, 2017. The average yield on interest-earning assets increased by 32 basis points for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, offset by the increase in the average rate paid on interest-bearing liabilities of 41 basis points. The increase in the average yield on interest-earning assets was primarily due to an increase in interest income for New loans due to an increase in the balance of average New loans combined with an increase in the average interest rate on New loans.

Provision for Loan Losses
Second Quarter 2018 compared to Second Quarter 2017
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $1.5 million for the three months ended June 30, 2018, a decrease of $610 thousand compared to the $2.1 million provision recorded for the three months ended June 30, 2017. Provision for loan loss expense for the three months ended June 30, 2018 included a $3.1 million provision related to New loans and a $129 thousand release of provision for the acquired loan portfolio.
Net charge-offs were $148 thousand for the second quarter of 2018 as compared to $212 thousand for the same period of 2017. Net charge-offs were 0.01% of average loans on an annualized basis for the second quarter of 2018 and for the same period of 2017.

Six Months of 2018 compared to Six Months of 2017
The provision for loan losses was $3.6 million for the six months ended June 30, 2018, a decrease of $177 thousand compared to the $3.8 million provision recorded for six months ended June 30, 2017. Provision for loan loss expense for the six months ended June 30, 2018 included a $5.2 million provision related to New loans and a $113 thousand release of provision for the acquired loan portfolio.

Net charge-offs were $156 thousand for the six months ended June 30, 2018 as compared to net charge-offs of $321 thousand for the same period of 2017. Net charge-offs were 0.00% of average loans on an annualized basis for the six months ended June 30, 2018 compared to 0.00% for the same period of 2017.
Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$1,183	$902	$2,237	$1,817
Loan and other fees	3,318	3,048	8,218	5,543
Bank-owned life insurance income	1,422	1,414	2,789	2,828
Income from resolution of acquired assets	327	320	401	1,082
Gain (loss) on sales of other real estate owned	8	(23)	113	22
Gain (loss) on investment securities	116	255	(1,288)	1,032
Other noninterest income	1,580	2,957	2,707	6,536
Total noninterest income	$7,954	$8,873	$15,177	$18,860
Second Quarter 2018 compared to Second Quarter 2017
The Company reported noninterest income of $8.0 million for the three months ended June 30, 2018, a decrease of $919 thousand compared to the three months ended June 30, 2017. The decrease was primarily due to a decrease of $1.4 million in other noninterest income resulting from lower income on loan sales and reduced insurance proceeds. The decrease was partially offset by an increase of $281 thousand in service charges and fees as well as an increase of $270 thousand in loan and other fees, which resulted from increases in swap fees and service fees on deposit accounts over the same time period.

Six Months of 2018 compared to Six Months of 2017
The Company reported noninterest income of $15.2 million for the six months ended June 30, 2018, a decrease of $3.7 million compared to the six months ended June 30, 2017. The decrease was primarily due to a decrease of $3.8 million in other noninterest income resulting from lower income loan sales and reduced insurance proceeds combined with a decrease of $2.3 million in gain on investment securities resulting from $2.2 million in unrealized losses on equity securities. The decrease was partially offset by an increase of $2.7 million in loan and other fees, which resulted from an increase in swap fees over the same time period.

Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest expense items, refer to the discussion of each component following the table presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$23,732	$21,486	$45,677	$41,983
Occupancy and equipment expenses	4,302	3,336	7,860	6,733
Loan and other real estate related expenses	1,294	1,188	2,405	2,415
Professional services	1,141	1,508	3,406	2,860
Data processing and network	4,017	3,090	7,583	6,055
Regulatory assessments and insurance	2,196	2,184	4,693	4,361
Amortization of intangibles	370	256	664	512
Marketing and promotions	1,405	947	3,162	2,293
Other operating expenses	2,469	1,257	4,637	3,124
Total noninterest expense	$40,926	$35,252	$80,087	$70,336
Second Quarter 2018 compared to Second Quarter 2017
The Company reported noninterest expense of $40.9 million for the three months ended June 30, 2018, an increase of $5.7 million, or 16.1%, compared to the three months ended June 30, 2017. The increase for the period was primarily due to increased salaries and employee benefits of $2.2 million as well as an increase in other operating expenses of $1.2 million.
Salaries and employee benefits expenses increased by $2.2 million, or 10.5%, for the second quarter of 2018 compared to the prior year. This as largely the result of increased merger related severance payments of $1.6 million and increased employee wages of $2.3 million, partially offset by decreases in temporary personnel expense of $964 thousand and incentive payments of $753 thousand. Other operating expenses increased $1.2 million, or 96.4%, for the second quarter of 2018 compared to the prior year primarily due to increased off balance sheet provision expense of $947 thousand.

Six Months of 2018 compared to Six Months of 2017
The Company reported noninterest expense of $80.1 million for the six months ended June 30, 2018, an increase of $9.8 million, or 13.9%, compared to the six months ended June 30, 2017. The increase for the period was primarily due to increased salaries and employee benefits of $3.7 million, increased data processing and network related expenses of $1.5 million as well as an increase in other operating expenses of $1.5 million.

Salaries and employee benefits expenses increased by $3.7 million or 8.8% for the six months ended June 30, 2018 compared to the prior year. The increase is primarily due to increased merger related severance payments of $2.0 million and increased employee wages of $4.3 million, partially offset by decreases in temporary personnel expense of $2.1 million and incentive payments of $924 thousand. Data processing and network expenses increased $1.5 million, or 25.2%, for the six months ended June 30, 2018 compared to the prior year primarily due to increased software license and maintenance expenses of $810 thousand and data conversion costs of $542 thousand. Other operating expenses increased $1.5 million, or 48.4%, for the six months ended June 30, 2018 compared to the prior year primarily due to increased off balance sheet provision expense of $974 thousand.

Provision for Income Taxes
Second Quarter 2018 compared to Second Quarter 2017
The income tax expense for the three months ended June 30, 2018 totaled $13.6 million, an increase of $5.3 million compared to an income tax expense of $8.3 million for the three months ended June 30, 2017. The increase in income tax expense was primarily due to a increase in the effective tax rate for the second quarter of 2018. The effective income tax rate for the three months ended June 30, 2018 was 24.2%, compared to the effective tax rate of 19.2% for the three months ended June 30, 2017. The increase in the effective tax rate was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $234 thousand tax benefit in the Consolidated Statements of Income for the quarter ended June 30, 2018 compared to $6.7 million for the three months ended June 30, 2017. This was partially offset by the Tax Cuts and Jobs Act of 2017 (the "TCJA") which resulted in a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as higher levels of pre-tax income, which is subject to the marginal tax rate and changes in permanent tax differences. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards compared to the prior year.

Six Months of 2018 compared to Six Months of 2017
The income tax expense for the six months ended June 30, 2018 totaled $21.7 million, an increase of $9.4 million compared to an income tax expense of $12.3 million for the six months ended June 30, 2017. The increase in income tax expense was primarily due to an increase in the effective tax rate for 2018. The effective income tax rate for the six months ended June 30, 2018 was 20.7%, compared to the effective tax rate of 14.2% for the six months ended June 30, 2017. The increase in the effective tax rate was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.7 million tax benefit in the Consolidated Statements of Income for the six months ended June 30, 2018 compared to $15.9 million for the six months ended June 30, 2017. This was partially offset by the TCJA which resulted in a reduction in the maximum federal corporate income tax rate effective January 1, 2018, as well as higher levels of pre-tax income.
Analysis of Financial Condition
Total assets were $12.19 billion at June 30, 2018, an increase of $1.52 billion, or 14.2%, from December 31, 2017. The increase in total assets includes an increase of $940.4 million in net loans, of which New loans increased $557.8 million over the period. Acquired loans increased by $386.0 million as a result of the Floridian acquisition of $425.9 million partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, and resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $2.48 billion at June 30, 2018, an increase of $298.1 million from December 31, 2017. The remaining increase in total assets was mainly due to increases in goodwill and other intangibles of $62.2 million attributable to the Floridian acquisition, interest-earning deposits in other banks of $139.9 million, and bank-owned life insurance of $12.9 million.
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
The Company’s available for sale debt securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, state and municipal obligations, corporate debt and asset-backed securities. The Company's investment portfolio also includes preferred stock and other equity securities and FHLB and other bank stock. Total investment securities totaled $2.48 billion and $2.18 billion as of June 30, 2018 and December 31, 2017, respectively. No securities were determined to be other-than-temporarily impaired as of June 30, 2018 or December 31, 2017.
As a member institution of the FHLB and the FRB, the Bank is required to own capital stock in the FHLB and the FRB. As of June 30, 2018 and December 31, 2017, the Bank held approximately $66.4 million and $56.9 million, respectively, of such stock. The FAST Act reduced the dividend rate applicable to Reserve Bank depository institution stockholders with total assets of more than $10 billion (large member banks) to the lesser of 6 percent or the most recent 10-year Treasury auction rate prior to the dividend payment. The dividend rate for other member banks remains at 6 percent. Reserve Banks typically pay dividends to member banks in June and December of each year. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2018 and December 31, 2017, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.
The following table shows contractual maturities and yields on our available for sale debt securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of June 30, 2018
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$3,967	2.79%	$87,366	2.95%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	76,939	2.60%	374,552	2.56%	152,918	2.88%
State and municipal obligations	—	—	—	—	1,234	4.69%	24,185	2.01%
Asset-backed securities	—	—	9,539	6.44%	574,169	4.15%	243,594	4.37%
Corporate bonds and other debt securities	57,641	3.39%	303,251	4.24%	131,778	4.07%	305,589	5.10%
Total available for sale debt securities	$57,641	3.39%	$393,696	3.96%	$1,169,099	3.54%	$726,286	4.29%
As of June 30, 2018, the effective duration of the Company’s investment portfolio is estimated to be approximately 2.70 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the investment portfolio for the quarter ended June 30, 2018 totaled $2.40 billion with an annualized pre-tax yield of 3.87% during the quarter.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of June 30, 2018 or December 31, 2017.
Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$2,361,475	26.5%	$2,103,788	26.4%
Owner-occupied commercial real estate	1,119,816	12.6%	987,781	12.4%
1-4 single family residential	2,226,835	25.0%	2,185,362	27.4%
Construction, land and development	708,497	7.9%	684,462	8.6%
Home equity loans and lines of credit	60,888	0.7%	59,636	0.7%
Total real estate loans	6,477,511	72.7%	6,021,029	75.5%
Commercial and industrial	1,737,485	19.5%	1,634,372	20.4%
Consumer	4,149	—%	5,984	0.1%
Total new loans	$8,219,145	92.2%	$7,661,385	96.0%
Acquired ASC 310-30 loans:
Commercial real estate	$137,591	1.5%	$104,335	1.3%
1-4 single family residential	33,532	0.4%	27,513	0.3%
Construction, land and development	29,860	0.3%	13,167	0.2%
Total real estate loans	200,983	2.2%	145,015	1.8%
Commercial and industrial	19,972	0.2%	12,631	0.2%
Consumer	1,289	—%	1,423	—%
Total acquired ASC 310-30 loans	$222,244	2.4%	$159,069	2.0%
Acquired non-ASC 310-30 loans:
Commercial real estate	$106,523	1.2%	$37,736	0.5%
Owner-occupied commercial real estate	79,203	0.9%	16,100	0.2%
1-4 single family residential	155,792	1.7%	57,695	0.7%
Construction, land and development	33,121	0.4%	5,889	0.1%
Home equity loans and lines of credit	42,000	0.5%	34,589	0.4%
Total real estate loans	416,639	4.7%	152,009	1.9%
Commercial and industrial	47,307	0.5%	5,062	0.1%
Consumer	16,238	0.2%	259	—%
Total acquired non-ASC 310-30 loans	$480,184	5.4%	$157,330	2.0%
Total loans	$8,921,573	100.0%	$7,977,784	100.0%
Total loans were $8.92 billion at June 30, 2018, an increase of 11.8% compared to $7.98 billion at December 31, 2017.
Our New loan portfolio increased by 7.3% to $8.22 billion as of June 30, 2018, as compared to $7.66 billion at December 31, 2017. The increase during the six months ended June 30, 2018 was primarily due to organic growth in commercial real estate, owner-occupied commercial real estate and commercial and industrial.
Acquired loans were $702.4 million at June 30, 2018, an increase of $386.0 million from $316.4 million at December 31, 2017. The increase during the six months ended June 30, 2018 was primarily due to $425.9 million of loans acquired from Floridian partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three and six months ended June 30, 2018, the Company did not sell any acquired loans. During the three and six months ended June 30, 2017, the Company sold approximately $4.6 million and $6.7 million of acquired loans accounted for under ASC 310-30. These sales, as well as other acquired asset resolutions, resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $1.1 million and $2.3 million for the three and six months ended June 30, 2017, respectively, which was recognized as interest income.

Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$465	$—
Owner-occupied commercial real estate	259	—
1-4 single family residential	3,596	3,167
Construction, land and development	—	—
Home equity loans and lines of credit	126	126
Commercial and industrial	148	—
Consumer	—	—
Total nonaccrual loans	4,594	3,293
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	4,594	3,293
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$4,594	$3,293

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$3,790	$3,893
Owner-occupied commercial real estate	489	494
1-4 single family residential	1,025	1,331
Construction, land and development	—	—
Home equity loans and lines of credit	2,521	1,720
Commercial and industrial	2,816	1,622
Consumer	—	—
Total nonaccrual loans	10,641	9,060
Accruing loans 90 days or more past due	3,369	4,074
Total nonperforming loans	14,010	13,134
Other real estate owned (OREO)	11,159	14,906
Other foreclosed property	11	11
Total acquired nonperforming assets	$25,180	$28,051
Total nonperforming assets	$29,774	$31,344
Nonaccrual loans totaled $15.2 million at June 30, 2018, an increase of 23.3% from $12.4 million at December 31, 2017. Excluding acquired loans, nonperforming loans totaled $4.6 million at June 30, 2018, an increase of $1.3 million from $3.3 million at December 31, 2017.
Nonperforming assets totaled $29.8 million at June 30, 2018, a decrease of $1.6 million, or 5.0%, from December 31, 2017. The decrease is primarily due to the decrease in other real estate owned of $3.7 million offset by an increase in commercial and industrial loans of $1.3 million. Excluding acquired assets, nonperforming assets totaled $4.6 million at June 30, 2018, compared to $3.3 million at December 31, 2017.

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
The following table sets forth our asset quality ratios for the periods presented:

	June 30, 2018	December 31, 2017
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.06%	0.04%
New loan ALL to total gross new loans	0.58%	0.58%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	1.99%	4.15%
Acquired loan ALL to total gross acquired loans	0.39%	0.95%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.21%	0.21%
Nonperforming assets to total assets	0.24%	0.29%
ALL to nonperforming assets	169.85%	150.41%
ALL to total gross loans	0.57%	0.59%

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

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2018	$14,197	$3,778	$7,439	$4,288	$616	$17,114	$227	$49,213
Provision (credit) for ASC 310-30 loans	(107)	—	(44)	(19)	—	44	3	(123)
Provision (credit) for non-ASC 310-30 loans	(23)	(4)	(15)	23	16	(3)	—	(6)
Provision (credit) for New loans	1,463	172	(142)	(216)	72	1,796	(11)	3,134
Provision (credit) for Unallocated	—	—	—	—	—	—	—	(1,500)
Total provision	1,333	168	(201)	(212)	88	1,837	(8)	1,505
Charge-offs for ASC 310-30 loans	(155)	—	—	—	—	(17)	—	(172)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(155)	—	—	—	—	(17)	—	(172)
Recoveries for ASC 310-30 loans	—	—	18	—	—	—	—	18
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	6	—	—	—	—	—	—	6
Total recoveries	6	—	18	—	—	—	—	24
Ending ALL balance
ASC 310-30 loans	1,217	—	15	124	—	139	139	1,634
Non-ASC 310-30 loans	314	54	156	59	202	318	3	1,106
New loans	13,850	3,892	7,139	3,893	502	18,477	77	47,830
Unallocated	—	—	—	—	—	—	—	—
Balance at June 30, 2018	$15,381	$3,946	$7,310	$4,076	$704	$18,934	$219	$50,570

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at April 1, 2017	$9,964	$2,711	$7,913	$4,918	$726	$12,953	$246	$39,431
Provision (credit) for ASC 310-30 loans	770	—	29	(77)	—	(1,127)	(2)	(407)
Provision (credit) for non-ASC 310-30 loans	(13)	4	59	(6)	175	(4)	—	215
Provision (credit) for New loans	1,443	571	843	(79)	(17)	(461)	7	2,307
Total provision	2,200	575	931	(162)	158	(1,592)	5	2,115
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(15)	—	(102)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	—	—	—	(60)
Charge-offs for New loans	—	—	—	—	—	(50)	—	(50)
Total charge-offs	(9)	—	(95)	(43)	—	(65)	—	(212)
Recoveries for ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	—	—	—	—	—	—	—	—
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145
Provision (credit) for ASC 310-30 loans	(76)	—	(29)	(34)	—	13	1	(125)
Provision (credit) for non-ASC 310-30 loans	(24)	(1)	(27)	23	3	41	(3)	12
Provision (credit) for New loans	1,755	582	(630)	(271)	27	3,775	(44)	5,194
Provision (credit) for Unallocated	—	—	—	—	—	—	—	(1,500)
Total provision	1,655	581	(686)	(282)	30	3,829	(46)	3,581
Charge-offs for ASC 310-30 loans	(155)	—	—	—	—	(17)	(7)	(179)
Charge-offs for non-ASC 310-30 loans	—	—	—	—	—	(36)	—	(36)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(155)	—	—	—	—	(53)	(7)	(215)
Recoveries for ASC 310-30 loans	—	—	18	13	—	17	—	48
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	—	—
Recoveries for New loans	11	—	—	—	—	—	—	11
Total recoveries	11	—	18	13	—	17	—	59
Ending ALL balance
ASC 310-30 loans	1,217	—	15	124	—	139	139	1,634
Non-ASC 310-30 loans	314	54	156	59	202	318	3	1,106
New loans	13,850	3,892	7,139	3,893	502	18,477	77	47,830
Unallocated	—	—	—	—	—	—	—	—
Balance at June 30, 2018	$15,381	$3,946	$7,310	$4,076	$704	$18,934	$219	$50,570

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(582)	—	31	(11)	—	(80)	(84)	(726)
Provision (credit) for non-ASC 310-30 loans	(45)	4	1	(9)	215	(10)	(29)	127
Provision (credit) for New loans	2,785	685	1,433	99	28	(680)	7	4,357
Total provision	2,158	689	1,465	79	243	(770)	(106)	3,758
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	—	—	(60)	—	(7)	—	—	(67)
Charge-offs for New loans	(131)	—	—	—	—	(150)	—	(281)
Total charge-offs	(140)	—	(95)	(43)	(7)	(179)	—	(464)
Recoveries for ASC 310-30 loans	14	—	—	—	—	—	100	114
Recoveries for non-ASC 310-30 loans	—	—	—	—	—	—	29	29
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	14	—	—	—	—	—	129	143
Ending ALL balance
ASC 310-30 loans	1,678	—	25	185	—	168	160	2,216
Non-ASC 310-30 loans	331	65	242	38	451	366	6	1,499
New loans	10,146	3,221	8,482	4,490	433	10,762	85	37,619
Balance at June 30, 2017	12,155	3,286	8,749	4,713	884	11,296	251	41,334

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	June 30, 2018		December 31, 2017
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$13,850	26.5%	$12,084	26.4%
Owner-occupied commercial real estate	3,892	12.6%	3,310	12.4%
1-4 single family residential	7,139	25.0%	7,769	27.4%
Construction, land and development	3,893	7.9%	4,164	8.6%
Home equity loans and lines of credit	502	0.7%	475	0.7%
Total real estate loans	29,276	72.7%	27,802	75.5%
Other loans:
Commercial and industrial	18,477	19.5%	14,702	20.4%
Consumer	77	—%	121	0.1%
Total other loans	18,554	19.5%	14,823	20.5%
Total new loans	$47,830	92.2%	$42,625	96.0%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,217	1.5%	$1,448	1.3%
1-4 single family residential	15	0.4%	25	0.3%
Construction, land and development	124	0.3%	145	0.2%
Total real estate loans	1,356	2.2%	1,618	1.8%
Other loans:
Commercial and industrial	139	0.2%	126	0.2%
Consumer	139	—%	145	—%
Total other loans	278	0.2%	271	0.2%
Total Acquired ASC 310-30 loans	$1,634	2.4%	$1,889	2.0%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$314	1.2%	$338	0.5%
Owner-occupied commercial real estate	54	0.9%	55	0.2%
1-4 single family residential	156	1.7%	184	0.7%
Construction, land and development	59	0.4%	36	0.1%
Home equity loans and lines of credit	202	0.5%	199	0.4%
Total real estate loans	785	4.7%	812	1.9%
Other loans:
Commercial and industrial	318	0.5%	313	0.1%
Consumer	3	0.2%	6	—%
Total other loans	321	0.7%	319	0.1%
Total Acquired Non-ASC 310-30 loans	$1,106	5.4%	$1,131	2.0%
Unallocated:	$—	—%	$1,500	—%
Total loans	$50,570	100.0%	$47,145	100.0%

As of June 30, 2018, our New loans have exhibited limited delinquency and credit loss history restricting the establishment of an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $3.4 million to $50.6 million at June 30, 2018 from $47.1 million at December 31, 2017, primarily due to the increase in New loans of $557.8 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 169.85% and 0.57% as of June 30, 2018, compared to 150.41% and 0.59% at December 31, 2017. The increase in the ALL as a percentage of nonperforming assets was primarily the result of a decrease in other real estate owned.
Net charge-offs were $148 thousand for the second quarter of 2018 compared to $212 thousand for the second quarter of 2017. Net charge-offs were 0.01% of average loans on an annualized basis for the second quarter of 2018, compared to 0.01% for the same period in 2017.

Net charge-offs were $156 thousand for the six months ended June 30, 2018 compared to $321 thousand for the same period in 2017. Net charge-offs were 0.00% of average loans on an annualized basis for the six months ended June 30, 2018 and 2017.
Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial real estate	$848	$3,578
1-4 single family residential	704	1,165
Construction, land and development	9,607	10,163
Total	$11,159	$14,906

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$14,072	$18,761	$14,906	$19,228
Additions/adjustments from acquisition	(2)	—	111	—
Transfers/adjustments from loan portfolio	336	506	236	1,394
Impairments	(606)	(199)	(1,098)	(383)
Sales	(2,641)	(528)	(2,996)	(1,699)
Balance at end of period	$11,159	$18,540	$11,159	$18,540
Total OREO held by the Company was $11.2 million as of June 30, 2018, a decrease of $3.7 million from December 31, 2017. The decrease in other real estate owned was primarily due to OREO sales of $3.0 million and impairments of $1.1 million during the six months ended June 30, 2018, partially offset by $236 thousand in transfers from the loan portfolio.
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
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$212,925	$198,089	$201,069	$198,438
Additions from business combination	—	—	10,489	—
Net gain in cash surrender value	1,422	1,414	2,789	2,828
Mortality-related reduction in cash surrender value	(365)	(1,253)	(365)	(3,016)
Balance at end of period	$213,982	$198,250	$213,982	$198,250
The company recognized $1.4 million of BOLI income for the three months ended June 30, 2018 and 2017, resulting in a pre-tax yield of 2.71% and 2.91%, respectively. The company recognized $2.8 million of BOLI income for the six months ended June 30, 2018 and 2017, resulting in a pre-tax yield of 2.72% and 2.92%, respectively. The total death benefit of the BOLI policies at June 30, 2018 and December 31, 2017 totaled $611.5 million and $585.6 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix. We will continue to shift our deposit composition from floating rate higher money market deposits to lower cost demand deposits and fixed cost time deposits to lock in rate.
The following table shows the deposit mix as of the periods presented:

	June 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,530,718	15.5%	$1,236,685	14.3%
Interest-bearing demand deposits	1,498,421	15.2%	1,454,097	16.8%
Interest-bearing NOW accounts	440,896	4.5%	363,191	4.2%
Savings and money market accounts	2,703,362	27.4%	3,013,237	34.7%
Time deposits	3,684,788	37.4%	2,606,717	30.0%
Total deposits	$9,858,185	100.0%	$8,673,927	100.0%
Total deposits at June 30, 2018 were $9.86 billion, an increase of $1.18 billion, or 13.7%, from December 31, 2017. The increase in deposits consisted of a $106.2 million increase in core deposits and a $1.08 billion increase in time deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represent 62.6% of total deposits at June 30, 2018, a decrease from 70.0% at December 31, 2017.

The increase in core deposits was primarily due to growth in noninterest-bearing demand deposits and interest-bearing NOW accounts due to the Floridian acquisition combined with the retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended June 30, 2018 was 1.21%. This represents an increase of 39 basis points as compared to the average rate paid on deposits of 0.82% for the three months ended June 30, 2017. The average rate paid on deposits for the six months ended June 30, 2018 was 1.14%. This represents an increase of 36 basis points as compared to the average rate paid on deposits of 0.78% for the six months ended June 30, 2017.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

June 30, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$209,103
After three months through six months	419,374
After six months through twelve months	840,379
After twelve months	1,180,290
Total	$2,649,146
Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
FHLB advances	$765,000	$670,000
Securities sold under repurchase agreements	64,037	50,336
Retail repurchase agreements	31,340	28,777
Total borrowings	$860,377	$749,113
At June 30, 2018, total borrowings were $860.4 million, an increase of $111.3 million, or 14.9%, from $749.1 million at December 31, 2017. The increase in total borrowings was due to the overall growth in the balance sheet.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$427,000	$394,000	$427,000	$635,300
Balance outstanding at end of period	315,000	394,000	315,000	394,000
Average outstanding during the period	392,989	274,995	315,199	422,027
Average interest rate during the period	1.76%	1.10%	1.64%	0.90%
Average interest rate at the end of the period	1.77%	1.14%	1.77%	1.14%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,304,142	$1,055,247	$1,179,172	$982,441
Net income	42,734	35,081	82,833	74,070
Stock issued in connection with acquisition	—	—	94,122	—
Stock-based compensation and warrant expense	2,319	2,325	4,190	3,756
Stock issued in connection with equity awards and warrants	498	15,657	7,582	37,322
Shares surrendered for tax withholding obligations	—	—	(2,066)	—
Other	(68)	(15)	(350)	(30)
Other comprehensive income (loss)	(12,694)	8,983	(28,552)	19,719
Balance at end of period	$1,336,931	$1,117,278	$1,336,931	$1,117,278
For the three months ended June 30, 2018 the Company reported net income of $42.7 million, an increase of $7.7 million, compared to a net income of $35.1 million for the three months ended June 30, 2017. The Company’s results of operations for the period ended June 30, 2018 produced an annualized return on average assets of 1.46% and an annualized return on average common stockholders’ equity of 12.98% compared to prior year ratios of 1.47% and 12.95%, respectively.

For the six months ended June 30, 2018 the Company reported net income of $82.8 million, an increase of $8.8 million, compared to a net income of $74.1 million for the six months ended June 30, 2017. The Company’s results of operations for the period ended June 30, 2018 produced an annualized return on average assets of 1.47% and an annualized return on average common stockholders’ equity of 13.11% compared to prior year ratios of 1.59% and 14.21%, respectively.
Stockholders’ equity totaled $1.34 billion as of June 30, 2018, an increase of $157.8 million from $1.18 billion as of December 31, 2017, primarily driven by stock issued in connection with the acquisition of Floridian of $94.1 million, net income of $82.8 million, and exercises of stock options and warrants, net of shares surrendered for tax withholding, of $5.5 million partially offset by other comprehensive loss of $28.6 million from decreases in the fair value of the investment portfolio due to a rise in market interest rates.
Warrants
The following table presents the activity during the six months ended June 30, 2018 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,274,022	$26.75
Granted	—	—
Exercised	(376,384)	26.63
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2018	897,638	$26.80
All warrants outstanding as of June 30, 2018 were vested and exercisable.
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
Information presented for June 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
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
The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

June 30, 2018	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,202,463	10.35%	$464,811	4.0%	$581,014	5.0%
Common equity tier 1 capital ratio	1,202,463	11.64%	464,920	4.5%	671,551	6.5%
Tier 1 risk-based capital ratio	1,202,463	11.64%	619,893	6.0%	826,525	8.0%
Total risk-based capital ratio	1,254,434	12.14%	826,525	8.0%	1,033,156	10.0%

Bank
Tier 1 leverage ratio	$1,071,349	9.37%	$457,184	4.0%	$571,480	5.0%
Common equity tier 1 capital ratio	1,071,349	10.59%	455,460	4.5%	657,887	6.5%
Tier 1 risk-based capital ratio	1,071,349	10.59%	607,280	6.0%	809,707	8.0%
Total risk-based capital ratio	1,123,320	11.10%	809,707	8.0%	1,012,134	10.0%

December 31, 2017	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,079,851	10.50%	$411,177	4.0%	$513,972	5.0%
Common equity tier 1 capital ratio	1,079,851	11.87%	409,482	4.5%	591,475	6.5%
Tier 1 risk-based capital ratio	1,079,851	11.87%	545,977	6.0%	727,969	8.0%
Total risk-based capital ratio	1,128,889	12.41%	727,969	8.0%	909,961	10.0%

Bank
Tier 1 leverage ratio	$927,426	9.19%	$403,527	4.0%	$504,409	5.0%
Common equity tier 1 capital ratio	927,426	10.43%	400,187	4.5%	578,047	6.5%
Tier 1 risk-based capital ratio	927,426	10.43%	533,582	6.0%	711,443	8.0%
Total risk-based capital ratio	975,663	10.97%	711,443	8.0%	889,304	10.0%
At June 30, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2018, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2018 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (the "Order"), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions ("SOP") and that the Bank maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of June 30, 2018 and December 31, 2017, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
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
The Bank has access to additional borrowings through secured FHLB and FRB advances, unsecured borrowing lines from correspondent banks and repurchase agreements. At June 30, 2018, the Company had additional capacity to borrow from the FHLB and FRB of $1.23 billion and $49.5 million, respectively. Also, at June 30, 2018, the Company has unused credit lines with financial institutions of $540.0 million.
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
On April 27, 2015, the Company approved a stock repurchase program (subsequently modified) under which the Company is authorized to acquire up to an aggregate of $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of June 30, 2018, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. Our reserve for unfunded commitments totaled $1.4 million and $1.1 million as of June 30, 2018 and December 31, 2017, respectively.
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
The following table summarizes commitments as of the dates presented:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to fund loans	$1,153,159	$926,405
Unused lines of credit	700,273	571,587
Commercial and standby letters of credit	48,501	46,520
Total	$1,901,933	$1,544,512
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures
The Company views certain non-operating items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as adjustments to net income. Non-operating adjustments for the second quarter of 2018 include $2.0 million of severance and salary expense, $436 thousand of occupancy and equipment expense, $207 thousand of other operating expense, $9 thousand of professional services expense, $4 thousand of data processing and system conversion expense, and $116 thousand gain on investment securities.
The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Adjusted Net Income
(Unaudited)
	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Net Income	$42,734	$40,099	$18,964	$32,160	$35,081
Pre-tax Adjustments
Noninterest income
Less: gain (loss) on investment securities	116	(1,404)	211	690	255
Noninterest expenses
Salaries and employee benefits	2,031	826	115	51	223
Occupancy and equipment	436	3	—	—	—
Professional services	9	911	148	—	—
Data processing and network fees	4	539	—	—	—
Other operating expenses	207	277	65	125	21
Taxes
Tax effect of adjustments	646	(3,398)	16,212	2,541	(2,534)
Adjusted Net Income	$45,951	$40,661	$35,293	$34,187	$32,536

Average assets	$11,760,939	$10,962,404	$10,382,043	$9,971,003	$9,602,354
ROA	1.46%	1.48%	0.72%	1.28%	1.47%
Adjusted ROA	1.57%	1.50%	1.35%	1.36%	1.36%
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands, except share and per share data)
Total assets	$12,192,299	$11,662,113	$10,677,079	$10,229,332	$9,901,392
Less:
Goodwill and other intangible assets	147,113	147,738	84,872	85,127	85,383
Tangible assets	$12,045,186	$11,514,375	$10,592,207	$10,144,205	$9,816,009
Total stockholders’ equity	$1,336,931	$1,304,142	$1,179,172	$1,156,073	$1,117,278
Less:
Goodwill and other intangible assets	147,113	147,738	84,872	85,127	85,383
Tangible stockholders’ equity	$1,189,818	$1,156,404	$1,094,300	$1,070,946	$1,031,895
Shares outstanding	46,765,902	46,620,627	44,371,104	43,728,302	43,208,418
Tangible book value per share	$25.44	$24.80	$24.66	$24.49	$23.88
Average assets	$11,760,939	$10,962,404	$10,382,043	$9,971,003	$9,602,354
Average equity	$1,320,246	$1,228,400	$1,173,488	$1,137,834	$1,086,554
Average goodwill and other intangible assets	$147,525	$105,988	$84,996	$85,257	$85,511
Tangible average equity to tangible average assets	10.1%	10.3%	10.6%	10.6%	10.5%
Tangible common equity ratio	9.9%	10.0%	10.3%	10.6%	10.5%
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
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2017 to June 30, 2018. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC.

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
Item 1A.    Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, except for the following risk factors related to the Company's announcement regarding the entry into a definitive merger agreement under which the Company will be acquired by Columbus, Georgia based Synovus Financial Corp. ("Synovus").
Risks Related to the Company's Proposed Merger with Synovus
We may not complete the proposed transaction with Synovus within the time frame we anticipate or at all, which could negatively affect our business, financial results and operations.
On July 23, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Synovus will acquire all of the outstanding shares of our common stock. The transaction is subject to a number of closing conditions, such as receipt of regulatory approvals and the approval of our stockholders and Synovus shareholders, which may not be received or may take longer than expected. If the transaction is not consummated within the expected time frame, or at all, the Company and its stockholders would not realize the expected benefits of the merger.
The announcement and pendency of the proposed transaction with Synovus could have an adverse effect on our business.
The announcement and pendency of the proposed transaction with Synovus could cause disruptions and create uncertainty surrounding our business, which could affect our relationships with our customers, vendors or employees, regardless of whether the proposed transaction is completed. We could also potentially lose key customers, vendors or employees. In addition, we have directed, and will continue to direct, management resources towards the completion of the proposed transaction, which may divert management’s attention and our resources from ongoing business and operations.

We are also subject to restrictions on the conduct of our business prior to the consummation of the transaction as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets, make capital expenditures, amend our organizational documents and incur indebtedness.  These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.        Defaults upon Senior Securities
Not applicable
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
None

Item 6.        Exhibits

2.2
Agreement and Plan of Merger by and among Synovus Financial Corp., FCB Financial Holdings, Inc. and Azalea Merger Sub Corp., dated as of July 23, 2018 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on July 25, 2018).*

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on July 25, 2018).

10.36
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Kent Ellert (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on July 25, 2018).

10.37
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Vincent Tese (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on July 25, 2018).

10.38
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Les Lieberman (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on July 25, 2018).

10.39
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and James E. Baiter (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on July 25, 2018).

10.40
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Jack Partagas (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on July 25, 2018).

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
* The schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCB Financial Holdings, Inc. (Registrant)

Date:	August 3, 2018	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	/s/ Jack Partagas
Jack Partagas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)