Form 10-Q
period 2018-09-30
FCB FINANCIAL HOLDINGS, INC.
filed 2018-11-07
CIK 1476651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No
As of November 1, 2018, the registrant had 46,827,114 shares of Class A Common Stock outstanding.

1

FCB FINANCIAL HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$76,633	$60,787
Interest-earning deposits in other banks	123,876	55,134
Cash and cash equivalents	200,509	115,921
Investment securities:
Available for sale debt securities, at fair value	2,275,703	2,030,696
Preferred stock and other equity securities, at fair value	71,015	90,107
Federal Home Loan Bank and other bank stock, at cost	65,847	56,881
Total investment securities	2,412,565	2,177,684
Loans held for sale	980	12,736
Loans:
New loans	8,629,402	7,661,385
Acquired loans	687,406	316,399
Allowance for loan losses	(53,148)	(47,145)
Loans, net	9,263,660	7,930,639
Premises and equipment, net	42,645	36,144
Other real estate owned	10,534	14,906
Goodwill	139,529	81,204
Core deposit intangible	7,213	3,668
Deferred tax assets, net	40,743	27,043
Bank-owned life insurance	215,421	201,069
Other assets	99,557	76,065
Total assets	$12,433,356	$10,677,079
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$1,577,741	$1,236,685
Interest-bearing	4,225,178	4,830,525
Total transaction accounts	5,802,919	6,067,210
Time deposits	4,353,196	2,606,717
Total deposits	10,156,115	8,673,927
Borrowings (including FHLB advances of $750,000 and $670,000, respectively)	825,558	749,113
Other liabilities	74,197	74,867
Total liabilities	11,055,870	9,497,907
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Class A common stock, par value $0.001 per share; 100 million shares authorized; 49,537,170; 47,065,593 issued and 46,809,305; 44,371,104 outstanding	50	47
Class B common stock, par value $0.001 per share; 50 million shares authorized; 192,132; 192,132 issued and 0; 0 outstanding	—	—
Additional paid-in capital	1,040,358	933,960
Retained earnings	439,233	313,645
Accumulated other comprehensive income (loss)	(24,782)	8,893
Treasury stock, at cost; 2,727,865; 2,694,489 Class A and 192,132; 192,132 Class B common shares	(77,373)	(77,373)
Total stockholders’ equity	1,377,486	1,179,172
Total liabilities and stockholders’ equity	$12,433,356	$10,677,079
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$104,137	$76,465	$290,352	$214,570
Interest and dividends on investment securities	24,425	20,215	68,722	57,697
Other interest income	448	136	1,052	344
Total interest income	129,010	96,816	360,126	272,611
Interest expense:
Interest on deposits	33,300	17,134	85,397	46,277
Interest on borrowings	3,072	3,901	9,089	8,996
Total interest expense	36,372	21,035	94,486	55,273
Net interest income	92,638	75,781	265,640	217,338
Provision for loan losses	2,220	2,871	5,801	6,629
Net interest income after provision for loan losses	90,418	72,910	259,839	210,709
Noninterest income:
Service charges and fees	1,266	941	3,503	2,758
Loan and other fees	5,043	2,831	13,261	8,374
Bank-owned life insurance income	1,439	1,422	4,228	4,250
Income from resolution of acquired assets	202	466	603	1,548
Gain (loss) on sales of other real estate owned	(70)	(143)	43	(121)
Gain (loss) on investment securities	(184)	690	(1,472)	1,722
Other noninterest income	1,068	2,218	3,775	8,754
Total noninterest income	8,764	8,425	23,941	27,285
Noninterest expense:
Salaries and employee benefits	23,023	20,860	68,700	62,843
Occupancy and equipment expenses	4,012	3,283	11,872	10,016
Loan and other real estate related expenses	545	837	2,950	3,252
Professional services	3,929	1,390	7,335	4,250
Data processing and network	3,911	3,397	11,494	9,452
Regulatory assessments and insurance	2,564	2,330	7,257	6,691
Amortization of intangibles	371	256	1,035	768
Marketing and promotions	1,768	1,130	4,930	3,423
Other operating expenses	2,205	1,756	6,842	4,880
Total noninterest expense	42,328	35,239	122,415	105,575
Income before income tax expense	56,854	46,096	161,365	132,419
Income tax expense	13,374	13,936	35,052	26,189
Net income	$43,480	$32,160	$126,313	$106,230
Earnings per share:
Basic	$0.93	$0.74	$2.73	$2.49
Diluted	$0.89	$0.70	$2.61	$2.31
Weighted average shares outstanding:
Basic	46,693,707	43,333,947	46,213,176	42,580,426
Diluted	48,804,871	46,189,468	48,472,657	45,960,595
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$43,480	$32,160	$126,313	$106,230
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net unrealized holding gains (losses) on investment securities available for sale, net of taxes of $2,768, $369, $12,017, and $(12,131) respectively	(8,327)	(598)	(36,146)	19,519
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $(418), $540, $(144), and $787, respectively	1,259	(869)	433	(1,267)
Cumulative adjustment from adoption of new accounting standards (1)	—	—	725	—
Net change in unrealized gains (losses) on available for sale debt securities	(7,068)	(1,467)	(34,988)	18,252
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) on derivative instruments, net of taxes of $(406), $0, $(437), and $0, respectively	1,220	—	1,313	—
Net change in unrealized gains (losses) on derivative instruments	1,220	—	1,313	—
Net change in accumulated other comprehensive income (loss)	(5,848)	(1,467)	(33,675)	18,252
Total comprehensive income (loss)	$37,632	$30,693	$92,638	$124,482
(1) Includes adjustments from adoption of ASU 2016-01 and ASU 2018-02. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except for share data)

	Common Stock Shares Outstanding		Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A	Class B	Class A	Class B
Balance as of January 1, 2017	40,969,097	197,950	$44	$—	$875,314	$188,451	$(77,373)	$(3,995)	$982,441
Net income	—	—	—	—	—	106,230	—	—	106,230
Exchange of B shares to A shares	197,950	(197,950)	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	5,970	—	—	—	5,970
Stock issued in connection with equity awards and warrants	2,561,255	—	2	—	43,221	—	—	—	43,223
Other	—	—	—	—	(43)	—	—	—	(43)
Other comprehensive income (loss)	—	—	—	—	—	—	—	18,252	18,252
Balance as of September 30, 2017	43,728,302	—	$46	$—	$924,462	$294,681	$(77,373)	$14,257	$1,156,073
Balance as of January 1, 2018	44,371,104	—	$47	$—	$933,960	$313,645	$(77,373)	$8,893	$1,179,172
Net income	—	—	—	—	—	126,313	—	—	126,313
Cumulative adjustment from adoption of new accounting standards (1)	—	—	—	—	—	(725)	—	725	—
Stock issued in connection with acquisition	1,754,362	—	2	—	94,120	—	—	—	94,122
Stock-based compensation and warrant expense	—	—	—	—	6,635	—	—	—	6,635
Stock issued in connection with equity awards and warrants	724,486	—	1	—	8,059	—	—	—	8,060
Shares surrendered for tax withholding obligations	(40,647)	—	—	—	(2,066)	—	—	—	(2,066)
Other	—	—	—	—	(350)	—	—	—	(350)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(34,400)	(34,400)
Balance as of September 30, 2018	46,809,305	—	$50	$—	$1,040,358	$439,233	$(77,373)	$(24,782)	$1,377,486
(1) Includes $1.0 million from adoption of ASU 2016-01 and $(1.7) million from adoption of ASU 2018-02. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements

FCB FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$126,313	$106,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,801	6,629
Amortization of intangible assets	1,035	768
Depreciation and amortization of premises and equipment	2,811	2,674
Accretion of discount on loans	(2,051)	(693)
Net amortization (accretion) of premium (discount) on investment securities	1,802	1,547
Net amortization (accretion) of premium (discount) on time deposits	(207)	—
Net amortization (accretion) on FHLB advances and other borrowings	—	(846)
Impairment of other real estate owned	1,097	437
Impairment of fixed assets HFS	110	—
(Gain) loss on available for sale debt securities	355	(1,722)
(Gain) loss on sale of loans	(660)	(3,835)
(Gain) loss on sale of other real estate owned	(43)	121
(Gain) loss on sale of premises and equipment	13	(7)
Unrealized (gain) loss on preferred stock and other equity securities	1,117	—
Stock-based compensation	6,635	5,970
Increase in cash surrender value of BOLI	(4,228)	(4,250)
Net change in operating assets and liabilities:
Net change in loans held for sale	1,641	8,353
Net change in other assets	(39)	(10,164)
Net change in other liabilities	7,017	25,094
Net cash provided by operating activities	148,519	136,306
Cash Flows From Investing Activities:
Purchase of equity securities	(42)	—
Purchase of available for sale debt securities	(635,501)	(656,982)
Sale of equity securities	18,016	—
Sales of available for sale debt securities	77,705	113,862
Paydown and maturities of available for sale debt securities	259,925	336,303
Purchase of FHLB and other bank stock	(95,966)	(121,995)
Sales of FHLB and other bank stock	90,441	111,813
Cash received in acquisition	16,656	—
Net change in loans	(919,001)	(1,094,190)
Purchase of loans	(7,382)	(2,782)
Proceeds from sale of loans	26,015	234,518
Proceeds from sale of other real estate owned	3,686	2,871
Purchase of premises and equipment	(7,064)	(1,790)
Proceeds from the sale of premises and equipment	1,054	34
Proceeds from life insurance	365	3,016
Net cash used in investing activities	(1,171,093)	(1,075,322)
Cash Flows From Financing Activities:
Net change in deposits	1,100,062	800,422
Net change in FHLB advances	8,596	195,750
Net change in repurchase agreements	(5,540)	(71,785)
Cash paid for withholding taxes on share based payments	(3,666)	—
Exercise of stock options and warrants	8,060	43,223
Other financing costs	(350)	(43)
Net cash provided by financing activities	1,107,162	967,567
Net Change in Cash and Cash Equivalents	84,588	28,551
Cash and Cash Equivalents at Beginning of Period	115,921	83,876
Cash and Cash Equivalents at End of Period	$200,509	$112,427

Supplemental Disclosures of Cash Flow Information:
Interest paid	$92,427	$55,177
Income taxes paid	24,159	6,122
Supplemental disclosure of noncash investing and financing activities:
Transfer/adjustments of loans to other real estate owned	$266	$1,800
Transfers from loans held for sale to portfolio loans	10,683	—
(Purchase) sale of investment securities settled in subsequent period, net	(63,756)	6,214
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
Nature of Operations
The Company is a national bank holding company with two wholly-owned subsidiaries: (i) Florida Community Bank, N.A., a national bank (“Florida Community Bank” or the “Bank”); and (ii) Floridian Custody Services, Inc. ("Custody Services"). Florida Community Bank, headquartered in Weston, Florida, offers a comprehensive range of traditional banking products and services to individual and corporate customers through 51 banking centers located in Florida as of September 30, 2018. Custody Services, headquartered in Davie, Florida, provides clearing and custodian services to deposit brokers and their clients.
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
Recently Issued Accounting Pronouncements
In January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842." This ASU provides an optional transition practical expedient to not evaluate under Topic 842, existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this guidance affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. An entity that early adopted Topic 842 should apply the amendments in this ASU upon issuance. Management does not intend to early adopt this guidance. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
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
In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." The amendments of this ASU provide another transition method for the adoption of the new leases standard. Currently, entities are required to adopt the new leases standard using a modified retrospective transition method. The amendments of this ASU provide another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, this ASU also provides lessors a practical expedient to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. The amendments related to separating components of a contract affect the amendments in ASU 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this ASU related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. Management does not intend to early adopt this guidance. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments of this ASU modify the disclosure requirements about recurring or nonrecurring fair value measurements required under Topic 820, Fair Value Measurement, and require additional disclosures related to unrealized gains and losses included in other comprehensive income. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
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
The Company recorded adjustments to the preliminary fair value estimates in the reporting period in which the adjustments were determined. During the nine months ended September 30, 2018, the Company recorded adjustments to the preliminary fair value estimates resulting in a decrease in assets acquired of $858 thousand, liabilities assumed of $1.1 million, and goodwill of $255 thousand. The adjustments were primarily related to a reduction in the estimated fair value of an assumed liability and other receivables. As of September 30, 2018, the Company has finalized its valuation of the Floridian acquisition.

The following table presents a summary of the assets acquired and liabilities assumed in the Floridian acquisition recorded at fair value:

	Acquisition Date Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Fair Value
	(Dollars in thousands)
Consideration transferred:
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

On July 24, 2018, the Company announced the entry into a definitive merger agreement under which it will be acquired by Columbus, Georgia based Synovus Financial Corp. ("Synovus"). Under the terms of the merger agreement, the Company’s shareholders will receive a fixed ratio of 1.055 shares of Synovus common stock for each common share of the Company in an all-stock transaction. The merger agreement has been unanimously approved by both companies’ Boards of Directors and is subject to customary closing conditions, including approval by the shareholders of both companies and by state and federal bank regulators. The Company and Synovus filed notices and applications to obtain the necessary regulatory approvals on August 22, 2018. The Georgia Department of Banking and Finance approvals were received on September 25, 2018.

On October 9, 2018, an action captioned Stephen Bushansky v. FCB Financial Holdings, Inc. et al., Case 1:18-cv-62399-BB, was filed in the United States District Court, Southern District of Florida on behalf of a purported class of FCB’s stockholders against FCB and its current directors. This complaint alleges violations of Sections 14(a) and 20(a) of the Exchange Act. The action seeks, among other things, to enjoin the defendants from consummating the merger until additional information is disclosed to FCB’s stockholders in advance of the FCB special meeting or to rescind the merger or recover damages to the extent the merger is completed.

On October 11, 2018, an action captioned Paul Parshall v. FCB Financial Holdings, Inc. et al., Case 1:18-cv-01570-LPS, was filed in the United States District Court for the District of Delaware on behalf of a purported class of FCB’s stockholders against FCB, its current directors, Synovus and Merger Sub, alleging violations of Sections 14(a) and 20(a) of the Exchange Act. The action seeks, among other things, to cause defendants to disseminate adequate disclosures, to enjoin defendants from consummating the merger, and to rescind the merger or recover damages to the extent the merger is completed. The court has not acted on either of these complaints, and no relief has been granted as of this time.

NOTE 3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale debt securities are as follows:

	Amortized Cost	Unrealized		Fair Value
September 30, 2018		Gains	Losses
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$86,941	$—	$2,709	$84,232
U.S. Government agencies and sponsored enterprises mortgage-backed securities	627,668	9	23,519	604,158
State and municipal obligations	24,485	66	1,669	22,882
Asset-backed securities	780,250	330	2,258	778,322
Corporate bonds and other debt securities	791,130	7,609	12,630	786,109
Total available for sale debt securities	$2,310,474	$8,014	$42,785	$2,275,703

	Amortized Cost	Unrealized		Fair Value
December 31, 2017		Gains	Losses
	(Dollars in thousands)
Available for sale debt securities: (1)
U.S. Government agencies and sponsored enterprises obligations	$43,471	$38	$671	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	600,310	1,716	6,789	595,237
State and municipal obligations	26,766	125	719	26,172
Asset-backed securities	608,340	2,306	100	610,546
Corporate bonds and other debt securities	738,994	18,222	1,313	755,903
Total available for sale debt securities	$2,017,881	$22,407	$9,592	$2,030,696
(1) To allow for improved comparability, prior year presentation has been modified to remove preferred stock and other equity securities in connection with the adoption of ASU 2016-01.
As part of the Company’s liquidity management strategy, the Company pledges loans and securities to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Atlanta ("FRB"). The Company also pledges securities to collateralize public deposits, repurchase agreements and interest rate swaps. The carrying value of all pledged securities totaled $950.4 million and $834.9 million at September 30, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are as follows:

September 30, 2018	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale debt securities:
Due in one year or less	$57,430	$57,475
Due after one year through five years	290,655	287,076
Due after five years through ten years	138,696	135,574
Due after ten years	328,834	328,866
U.S. Government agencies and sponsored enterprises obligations, mortgage-backed securities and asset-backed securities	1,494,859	1,466,712
Total available for sale debt securities	$2,310,474	$2,275,703
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

The following tables present the estimated fair values and gross unrealized losses on available for sale debt securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$51,529	$906	$32,703	$1,803	$84,232	$2,709
U.S. Government agencies and sponsored enterprises mortgage-backed securities	279,436	8,128	300,994	15,391	580,430	23,519
State and municipal obligations	—	—	20,772	1,669	20,772	1,669
Asset-backed securities	348,117	2,196	7,002	62	355,119	2,258
Corporate bonds and other debt securities	391,610	8,486	91,574	4,144	483,184	12,630
Total available for sale debt securities	$1,070,692	$19,716	$453,045	$23,069	$1,523,737	$42,785

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale debt securities: (1)
U.S. Government agencies and sponsored enterprises obligations	$31,518	$268	$7,157	$403	$38,675	$671
U.S. Government agencies and sponsored enterprises mortgage-backed securities	207,735	1,836	175,810	4,953	383,545	6,789
State and municipal obligations	192	2	23,813	717	24,005	719
Asset-backed securities	36,542	100	—	—	36,542	100
Corporate bonds and other debt securities	186,052	1,240	10,842	73	196,894	1,313
Total available for sale debt securities	$462,039	$3,446	$217,622	$6,146	$679,661	$9,592
(1) To allow for improved comparability, prior year presentation has been modified to remove preferred stock and other equity securities in connection with the adoption of ASU 2016-01.

At September 30, 2018, the Company’s security portfolio consisted of 355 securities, of which 245 securities were in an unrealized loss position. A total of 137 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.
The Company monitors its investment securities for other-than-temporary-impairment ("OTTI"). Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at September 30, 2018. The following describes the basis under which the Company has evaluated OTTI:
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

Asset-Backed Securities and Corporate Bonds & Other Debt Securities:
Securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments were investment grade as of September 30, 2018 and December 31, 2017 and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross realized gains	$2	$1,251	$147	$1,945
Gross realized losses	(1,248)	(1,533)	(1,254)	(2,739)
Net realized gains (losses)	$(1,246)	$(282)	$(1,107)	$(794)

The Company adopted ASU 2016-01 as of January 1, 2018. This guidance requires investments in equity securities with readily determinable fair values to be measured at fair value, with changes in the fair value recognized as a component of noninterest income in the Company's Consolidated Statements of Income. The Company recognized $1.1 million of unrealized gain and $1.1 million of unrealized loss in noninterest income during the three and nine months ended September 30, 2018, respectively, related to equity securities still held at the end of the period.
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

The following tables summarize the Company’s loans by portfolio and segment as of the periods presented, net of deferred fees, costs, premiums and discounts:

September 30, 2018	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$133,778	$104,364	$2,528,748	$2,766,890
Owner-occupied commercial real estate	—	81,408	1,134,793	1,216,201
1-4 single family residential	32,240	148,659	2,245,139	2,426,038
Construction, land and development	28,590	36,881	754,972	820,443
Home equity loans and lines of credit	—	40,131	59,729	99,860
Total real estate loans	194,608	411,443	6,723,381	7,329,432
Other loans:
Commercial and industrial	19,503	46,643	1,902,045	1,968,191
Consumer	1,259	13,950	3,976	19,185
Total other loans	20,762	60,593	1,906,021	1,987,376
Total loans held in portfolio	$215,370	$472,036	$8,629,402	$9,316,808
Allowance for loan losses				(53,148)
Loans held in portfolio, net				$9,263,660

December 31, 2017	ASC 310-30 Loans	Non-ASC 310-30 Loans	New Loans (1)	Total
	(Dollars in thousands)
Real estate loans:
Commercial real estate	$104,335	$37,736	$2,103,788	$2,245,859
Owner-occupied commercial real estate	—	16,100	987,781	1,003,881
1-4 single family residential	27,513	57,695	2,185,362	2,270,570
Construction, land and development	13,167	5,889	684,462	703,518
Home equity loans and lines of credit	—	34,589	59,636	94,225
Total real estate loans	145,015	152,009	6,021,029	6,318,053
Other loans:
Commercial and industrial	12,631	5,062	1,634,372	1,652,065
Consumer	1,423	259	5,984	7,666
Total other loans	14,054	5,321	1,640,356	1,659,731
Total loans held in portfolio	$159,069	$157,330	$7,661,385	$7,977,784
Allowance for loan losses				(47,145)
Loans held in portfolio, net				$7,930,639

(1)	Balance includes $(9.2) million and $(6.6) million of net deferred fees, costs, and premium and discount as of September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018 and December 31, 2017, the unpaid principal balances of ASC 310-30 loans were $274.3 million and $183.9 million, respectively. At September 30, 2018 and December 31, 2017, the Company had pledged loans as collateral for FHLB advances of $3.44 billion and $3.36 billion, respectively. The recorded investment of consumer mortgage loans, secured by 1-4 family residential real estate properties, for which formal foreclosure proceedings are in process as of September 30, 2018 totaled $4.2 million. The Company held $288.5 million and $289.1 million of syndicated national loans as of September 30, 2018 and December 31, 2017, respectively.
During the three months ended September 30, 2018, the Company purchased no loans from third parties. During the nine months ended September 30, 2018, the Company purchased approximately $7.4 million of loans from third parties. During the three and nine months ended September 30, 2017, the Company purchased $2.8 million loans from third parties.

During the three and nine months ended September 30, 2018, the Company sold approximately $6.2 million and $26.0 million of held-to-maturity portfolio loans to third parties, respectively. During the three and nine months ended September 30, 2017, the Company sold approximately $73.4 million and $232.3 million of held-to-maturity portfolio loans to third parties, respectively.
The accretable discount on ASC 310-30 loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The change in expected cash flows for certain ASC 310-30 loan pools resulted in the reclassification of $3,417 thousand and $(2.7) million between non-accretable and accretable discount during the nine months ended September 30, 2018 and 2017, respectively.
Changes in accretable discount for ASC 310-30 loans for the nine months ended September 30, 2018 and 2017, were as follows:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Balance at January 1,	$41,162	$60,990
Additions to accretable discount from FLCB acquisition	14,393	—
Accretion	(10,857)	(13,965)
Reclassifications from (to) non-accretable difference	3,417	(2,747)
Balance at September 30,	$48,115	$44,278

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

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2018	$15,381	$3,946	$7,310	$4,076	$704	$18,934	$219	$50,570
Provision (credit) for ASC 310-30 loans	(26)	(3)	14	(115)	—	(66)	(16)	(212)
Provision (credit) for non-ASC 310-30 loans	(8)	(3)	(35)	71	2	129	—	156
Provision (credit) for New loans	560	(141)	(333)	1,228	(24)	994	(8)	2,276
Provision (credit) for Unallocated	—	—	—	—	—	—	—	—
Total provision	526	(147)	(354)	1,184	(22)	1,057	(24)	2,220
Charge-offs for ASC 310-30 loans	(1)	—	(22)	—	—	—	(4)	(27)
Charge-offs for non-ASC 310-30 loans	(118)	—	—	—	—	—	—	(118)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(119)	—	(22)	—	—	—	(4)	(145)
Recoveries for ASC 310-30 loans	366	3	1	93	—	7	—	470
Recoveries for non-ASC 310-30 loans	—	—	23	—	—	—	—	23
Recoveries for New loans	—	9	—	—	—	—	—	9
Total recoveries	366	12	24	93	—	7	—	502
Ending ALL balance
ASC 310-30 loans	1,556	—	8	103	—	80	119	1,866
Non-ASC 310-30 loans	188	51	144	130	204	447	3	1,167
New loans	14,410	3,760	6,806	5,121	478	19,471	69	50,115
Unallocated	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$16,154	$3,811	$6,958	$5,354	$682	$19,998	$191	$53,148

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334
Provision (credit) for ASC 310-30 loans	(41)	—	—	(38)	—	(38)	(8)	(125)
Provision (credit) for non-ASC 310-30 loans	30	(1)	(49)	(2)	(227)	(56)	1	(304)
Provision (credit) for New loans	943	342	(335)	(113)	42	933	(12)	1,800
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	932	341	(384)	(153)	(185)	839	(19)	2,871
Charge-offs for ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for non-ASC 310-30 loans	(30)	—	(9)	—	—	(3)	—	(42)
Charge-offs for New loans	—	—	—	—	(3)	—	—	(3)
Total charge-offs	(30)	—	(9)	—	(3)	(3)	—	(45)
Recoveries for ASC 310-30 loans	27	—	—	—	—	70	—	97
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	—	34
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	27	—	30	—	—	74	—	131
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145
Provision (credit) for ASC 310-30 loans	(102)	(3)	(15)	(149)	—	(53)	(15)	(337)
Provision (credit) for non-ASC 310-30 loans	(32)	(4)	(62)	94	5	170	(3)	168
Provision (credit) for New loans	2,315	441	(963)	957	3	4,769	(52)	7,470
Provision (credit) for Unallocated	—	—	—	—	—	—	—	(1,500)
Total provision	2,181	434	(1,040)	902	8	4,886	(70)	5,801
Charge-offs for ASC 310-30 loans	(156)	—	(22)	—	—	(17)	(11)	(206)
Charge-offs for non-ASC 310-30 loans	(118)	—	—	—	—	(36)	—	(154)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(274)	—	(22)	—	—	(53)	(11)	(360)
Recoveries for ASC 310-30 loans	366	3	19	106	—	24	—	518
Recoveries for non-ASC 310-30 loans	—	—	23	—	—	—	—	23
Recoveries for New loans	11	9	—	—	—	—	—	20
Total recoveries	377	12	42	106	—	24	—	561
Ending ALL balance
ASC 310-30 loans	1,556	—	8	103	—	80	119	1,866
Non-ASC 310-30 loans	188	51	144	130	204	447	3	1,167
New loans	14,410	3,760	6,806	5,121	478	19,471	69	50,115
Unallocated	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$16,154	$3,811	$6,958	$5,354	$682	$19,998	$191	$53,148

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1-4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	37,897
Provision (credit) for ASC 310-30 loans	(623)	—	31	(49)	—	(118)	(92)	(851)
Provision (credit) for non-ASC 310-30 loans	(15)	3	(48)	(11)	(12)	(66)	(28)	(177)
Provision (credit) for New loans	3,728	1,027	1,098	(14)	70	253	(5)	6,157
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	3,090	1,030	1,081	(74)	58	69	(125)	6,629
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	(30)	—	(69)	—	(7)	(3)	—	(109)
Charge-offs for New loans	(131)	—	—	—	(3)	(150)	—	(284)
Total charge-offs	(170)	—	(104)	(43)	(10)	(182)	—	(509)
Recoveries for ASC 310-30 loans	41	—	—	—	—	70	100	211
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	29	63
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	41	—	30	—	—	74	129	274
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291
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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment (excluding loans accounted for under ASC 310-30):

	Accruing
September 30, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$7	$—	$460	$467
Owner-occupied commercial real estate	—	827	—	2,440	3,267
1-4 single family residential	1,993	334	—	4,157	6,484
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	126	126
Total real estate loans	1,993	1,168	—	7,183	10,344
Other loans:
Commercial and industrial	212	152	—	155	519
Consumer	24	—	—	—	24
Total other loans	236	152	—	155	543
Total new loans	$2,229	$1,320	$—	$7,338	$10,887
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$3,615	$3,615
Owner-occupied commercial real estate	—	—	—	486	486
1-4 single family residential	—	96	—	1,677	1,773
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	716	—	—	2,543	3,259
Total real estate loans	716	96	—	8,321	9,133
Other loans:
Commercial and industrial	64	24	—	2,816	2,904
Consumer	—	—	—	—	—
Total other loans	64	24	—	2,816	2,904
Total acquired loans	$780	$120	$—	$11,137	$12,037

	Accruing
December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$324	$—	$—	$—	$324
Owner-occupied commercial real estate	843	150	—	—	993
1-4 single family residential	1,179	1,310	—	3,167	5,656
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	126	126
Total real estate loans	2,346	1,460	—	3,293	7,099
Other loans:
Commercial and industrial	4,980	2,167	—	—	7,147
Consumer	—	—	—	—	—
Total other loans	4,980	2,167	—	—	7,147
Total new loans	$7,326	$3,627	$—	$3,293	$14,246
Acquired Loans:
Real estate loans:
Commercial real estate	$360	$—	$—	$3,893	$4,253
Owner-occupied commercial real estate	290	—	—	494	784
1-4 single family residential	892	44	—	1,331	2,267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	1,128	—	—	1,720	2,848
Total real estate loans	2,670	44	—	7,438	10,152
Other loans:
Commercial and industrial	101	—	—	394	495
Consumer	—	—	—	—	—
Total other loans	101	—	—	394	495
Total acquired loans	$2,771	$44	$—	$7,832	$10,647
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

The following tables summarize the Company’s commercial Non-ASC 310-30 and New loans by key indicators of credit quality. Loans accounted for under ASC 310-30 are excluded from the following analysis because their related allowance is determined by loan pool performance:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,515,933	$9,325	$3,490	$—
Owner-occupied commercial real estate	1,131,769	584	2,440	—
Construction, land and development	754,972	—	—	—
Commercial and industrial	1,868,553	21,991	11,501	—
Total new loans	$6,271,227	$31,900	$17,431	$—
Acquired loans:
Commercial real estate	$100,413	$—	$3,951	$—
Owner-occupied commercial real estate	80,835	—	573	—
Construction, land and development	36,881	—	—	—
Commercial and industrial	42,447	1,024	3,172	—
Total acquired loans	$260,576	$1,024	$7,696	$—

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
New loans:
Commercial real estate	$2,095,560	$6,066	$2,162	$—
Owner-occupied commercial real estate	987,781	—	—	—
Construction, land and development	684,462	—	—	—
Commercial and industrial	1,617,462	16,910	—	—
Total new loans	$5,385,265	$22,976	$2,162	$—
Acquired loans:
Commercial real estate	$33,496	$—	$4,240	$—
Owner-occupied commercial real estate	15,607	—	493	—
Construction, land and development	5,889	—	—	—
Commercial and industrial	4,324	—	738	—
Total acquired loans	$59,316	$—	$5,471	$—
Internal risk ratings are a key factor in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALL.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment			Allowance for Credit Loss
September 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$2,528,748	$—	$—	$14,410	$—
Owner-occupied commercial real estate	2,899	1,131,894	—	—	3,760	—
1-4 single family residential	1,637	2,243,502	—	—	6,806	—
Construction, land and development	—	754,972	—	—	5,121	—
Home equity loans and lines of credit	126	59,603	—	63	415	—
Total real estate loans	$4,662	$6,718,719	$—	$63	$30,512	$—
Other loans:
Commercial and industrial	$16,708	$1,885,337	$—	$1,593	$17,878	$—
Consumer	—	3,976	—	—	69	—
Total other loans	$16,708	$1,889,313	$—	$1,593	$17,947	$—
Acquired loans:
Real estate loans:
Commercial real estate	$3,396	$100,968	$133,778	$—	$188	$1,556
Owner-occupied commercial real estate	—	81,408	—	—	51	—
1-4 single family residential	267	148,392	32,240	—	144	8
Construction, land and development	—	36,881	28,590	—	130	103
Home equity loans and lines of credit	494	39,637	—	—	204	—
Total real estate loans	$4,157	$407,286	$194,608	$—	$717	$1,667
Other loans:
Commercial and industrial	$3,442	$43,201	$19,503	$394	$53	$80
Consumer	—	13,950	1,259	—	3	119
Total other loans	$3,442	$57,151	$20,762	$394	$56	$199
Total Loans:
Unallocated	$—	$9,316,808	$—	$—	$—	$—

	Loans - Recorded Investment			Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ASC 310- 30 Loans
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$2,103,788	$—	$—	$12,084	$—
Owner-occupied commercial real estate	—	987,781	—	—	3,310	—
1-4 single family residential	1,096	2,184,266	—	—	7,769	—
Construction, land and development	—	684,462	—	—	4,164	—
Home equity loans and lines of credit	130	59,506	—	66	409	—
Total real estate loans	$1,226	$6,019,803	$—	$66	$27,736	$—
Other loans:
Commercial and industrial	$—	$1,634,372	$—	$—	$14,702	$—
Consumer	—	5,984	—	—	121	—
Total other loans	$—	$1,640,356	$—	$—	$14,823	$—
Acquired Loans:
Real estate loans:
Commercial real estate	$3,893	$33,843	$104,335	$129	$209	$1,448
Owner-occupied commercial real estate	—	16,100	—	—	55	—
1-4 single family residential	267	57,428	27,513	—	184	25
Construction, land and development	—	5,889	13,167	—	36	145
Home equity loans and lines of credit	495	34,094	—	—	199	—
Total real estate loans	$4,655	$147,354	$145,015	$129	$683	$1,618
Other loans:
Commercial and industrial	$272	$4,790	$12,631	$272	$41	$126
Consumer	—	259	1,423	—	6	145
Total other loans	$272	$5,049	$14,054	$272	$47	$271
Total Loans:
Unallocated	$—	$7,977,784	$—	$—	$1,500	$—

The following tables set forth certain information regarding the Company’s impaired loans (excluding loans accounted for under ASC 310-30) that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$459	$470
Owner-occupied commercial real estate	—	—	—	2,440	2,440
1-4 single family residential	—	—	—	1,637	1,641
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	63	66	63	63	63
Total real estate loans	$63	$66	$63	$4,599	$4,614
Other loans:
Commercial and industrial	$16,708	$16,708	$1,593	$—	$—
Consumer	—	—	—	—	—
Total other loans	$16,708	$16,708	$1,593	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$3,396	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$—	$—	$—	$4,158	$5,753
Other loans:
Commercial and industrial	$394	$394	$394	$3,047	$6,948
Consumer	—	—	—	—	—
Total other loans	$394	$394	$394	$3,047	$6,948

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	1,096	1,096
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	66	66	66	63	63
Total real estate loans	$66	$66	$66	$1,159	$1,159
Other loans:
Commercial and industrial	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
Total other loans	$—	$—	$—	$—	$—
Acquired loans:
Real estate loans:
Commercial real estate	$336	$347	$129	$3,557	$4,991
Owner-occupied commercial real estate	—	—	—	—	—
1-4 single family residential	—	—	—	267	267
Construction, land and development	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	495	495
Total real estate loans	$336	$347	$129	$4,319	$5,753
Other loans:
Commercial and industrial	$272	$272	$272	$—	$—
Consumer	—	—	—	—	—
Total other loans	$272	$272	$272	$—	$—

The following tables present the average recorded investment and interest income recognized during the period subsequent to impairment on loans individually evaluated for impairment:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,887	$—	$3,629	$—
Owner-occupied commercial real estate	2,440	—	—	—
1-4 single family residential	1,903	—	1,363	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	558	—	534	—
Total real estate loans	$8,788	$—	$5,526	$—
Other loans:
Commercial and industrial	$3,038	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$3,038	$—	$—	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$—	$—	$336	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	497	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	63	—	66	—
Total real estate loans	$63	$—	$899	$—
Other loans:
Commercial and industrial	$17,102	$—	$299	$—
Consumer	—	—	—	—
Total other loans	$17,102	$—	$299	$—

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no related allowance:
Real estate loans:
Commercial real estate	$3,636	$—	$3,677	$—
Owner-occupied commercial real estate	1,058	—	—	—
1-4 single family residential	1,537	—	1,174	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	558	—	750	—
Total real estate loans	$6,789	$—	$5,601	$—
Other loans:
Commercial and industrial	$1,284	$—	$—	$—
Consumer	—	—	—	—
Total other loans	$1,284	$—	$—	$—
Impaired loans with an allowance:
Real estate loans:
Commercial real estate	$—	$—	$529	$—
Owner-occupied commercial real estate	—	—	—	—
1-4 single family residential	—	—	509	—
Construction, land and development	—	—	—	—
Home equity loans and lines of credit	65	—	201	—
Total real estate loans	$65	$—	$1,239	$—
Other loans:
Commercial and industrial	$11,528	$—	$333	$—
Consumer	—	—	—	—
Total other loans	$11,528	$—	$333	$—

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets are summarized as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Goodwill	$139,529	$81,204

Core deposit intangible	18,950	14,370
Less: Accumulated amortization	(11,737)	(10,702)
Net core deposit intangible	$7,213	$3,668
Amortization expense for core deposit intangibles for the nine months ended September 30, 2018 and 2017 totaled $1.0 million and $768 thousand, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized for the remainder of 2018 through 2022 is as follows:

	Remainder of 2018	2019	2020	2021	2022
	(Dollars in thousands)
Core deposit intangible	$370	$1,481	$968	$818	$818

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

The Company is also a party to interest rate derivatives that are not designated as hedging instruments. The Company uses interest rate derivative contracts, such as swaps and caps, in the normal course of business to meet the financial needs of its customers. The interest rate swaps that the Company enters into with customers allow the customers to convert variable rate loans to fixed rates. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties, which is determined by considering the risk rating, probability of default and loss given default of each counterparty. The Company recorded $4.4 million and $1.5 million of derivative contract fees in noninterest income in the accompanying Consolidated Statement of Income for the three months ended September 30, 2018 and 2017, respectively, and $10.8 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively.
In addition, the Company has entered into three risk participation agreements. The notional amount of the risk participation agreements sold was $34.3 million as of September 30, 2018. Assuming all underlying third party customers referenced in the swap agreements defaulted at September 30, 2018, there would be an immaterial amount of exposure to the company. These risk participation agreements mature in 2021.
No credit changes in counterparty credit were identified. There was no change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in noninterest expense in the Consolidated Statements of Income for the three or nine months ended September 30, 2018 or 2017.
The following tables summarize the Company’s derivatives outstanding included in other assets and other liabilities in the accompanying Consolidated Balance Sheets:

September 30, 2018	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate contracts - pay fixed, receive floating	$250,000	$1,750	$—	$—
Total cash flow hedges	250,000	1,750	—	—
Derivatives not designated as hedges:
Interest rate contracts - pay floating, receive fixed	543,748	6,682	1,005,701	25,549
Interest rate contracts - pay fixed, receive floating	1,005,701	22,954	543,748	4,087
Interest rate caps purchased	94,534	312	—	—
Interest rate caps sold	—	—	94,534	312
Risk participation agreements	—	—	34,307	—
Total derivatives not designated as hedges	1,643,983	29,948	1,678,290	29,948
Total derivatives	$1,893,983	$31,698	$1,678,290	$29,948

December 31, 2017	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedges:
Interest rate contracts - pay floating, receive fixed	$757,887	$11,678	$380,233	$4,180
Interest rate contracts - pay fixed, receive floating	380,233	—	757,887	7,498
Interest rate caps - purchased	94,884	155	—	—
Interest rate caps - sold	—	—	94,884	155
Total derivatives	$1,233,004	$11,833	$1,233,004	$11,833
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2018:

September 30, 2018	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI to Interest Expense	Location of Gain (Loss) Reclassified from AOCI into Income
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate contracts - pay fixed, receive floating	1,313	—	Interest on borrowings

During the three or nine months ended September 30, 2018, no derivative positions designated as cash flow hedges were discontinued and none of the gains or losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of borrowings.
The derivative transactions entered into with a financial institution are subject to an enforceable master netting arrangement.
The following tables summarize the gross and net fair values of the Company’s derivatives outstanding with this counterparty included in other liabilities in the accompanying Consolidated Balance Sheets:

September 30, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$24,648	$(1,694)	$22,954
Centrally Cleared - Interest rate contracts	$901	$(4,989)	$(4,088)

December 31, 2017	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts in the consolidated balance sheets
	(Dollars in thousands)
Offsetting derivative liabilities:
Counterparty A - Interest rate contracts	$11,833	$(4,491)	$7,342
At September 30, 2018, the Company has pledged investment securities available for sale with a carrying amount of $2.5 million as collateral for the interest rate swaps in a liability position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps.
As of September 30, 2018 and December 31, 2017, substantially all of the floating rate terms within the interest rate contracts held by the Company were indexed to 1-month LIBOR.

The fair value of the derivative assets and liabilities are included in a table in Note 14 “Fair Value Measurements,” in the line items “Derivative assets” and “Derivative liabilities.”
NOTE 8. DEPOSITS
The following table sets forth the Company’s deposits by category:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,577,741	$1,236,685
Interest-bearing demand deposits	1,207,859	1,454,097
Interest-bearing NOW accounts	410,226	363,191
Savings and money market accounts	2,607,093	3,013,237
Time deposits	4,353,196	2,606,717
Total deposits	$10,156,115	$8,673,927
Time deposits $100,000 and greater	$3,005,138	$1,983,445
Time deposits greater than $250,000	1,623,796	1,078,702
The aggregate amount of overdraft demand deposits reclassified to loans was $2.0 million at September 30, 2018. The aggregate amount of maturities for time deposits for each of the five years following September 30, 2018 totaled $3.46 billion, $836.9 million, $20.4 million, $11.6 million and $21.6 million, respectively. The Company holds brokered deposits through an insured deposit sweep program of $419.8 million and $656.4 million at September 30, 2018 and December 31, 2017, respectively. The Company holds brokered certificates of deposit of $501.2 million and $85.2 million at September 30, 2018 and December 31, 2017, respectively.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the periods indicated are summarized as follows:

	Three Months Ended September 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$(25,353)	$6,326	$(19,027)	$25,468	$(9,744)	$15,724
Net unrealized holding gain (loss) arising during the period	(11,095)	2,768	(8,327)	(967)	369	(598)
Amounts reclassified to (gain) loss on investment securities, net	1,677	(418)	1,259	(1,409)	540	(869)
Balance at end of period	(34,771)	8,676	(26,095)	23,092	(8,835)	14,257
Unrealized gains (losses) on derivative instruments:
Balance at beginning of period	124	(31)	93	—	—	—
Net unrealized holding gains (losses) arising during the period	1,626	(406)	1,220	—	—	—
Balance at end of period	1,750	(437)	1,313	—	—	—
Total accumulated other comprehensive income (loss)	$(33,021)	$8,239	$(24,782)	$23,092	$(8,835)	$14,257

	Nine Months Ended September 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Balance at beginning of period	$14,402	$(5,509)	$8,893	$(6,504)	$2,509	$(3,995)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holdings gain (loss) arising during the period	(48,163)	12,017	(36,146)	31,650	(12,131)	19,519
Amounts reclassified to (gain) loss on investment securities	577	(144)	433	(2,054)	787	(1,267)
Cumulative adjustment from adoption of new accounting standards	(1,587)	2,312	725	—	—	—
Balance at end of period	(34,771)	8,676	(26,095)	23,092	(8,835)	14,257
Unrealized gains (losses) on derivative instruments:
Balance at beginning of period	—	—	—	—	—	—
Net unrealized holding gains (losses) arising during the period	1,750	(437)	1,313	—	—	—
Balance at end of period	1,750	(437)	1,313	—	—	—
Total accumulated other comprehensive income (loss)	$(33,021)	$8,239	$(24,782)	$23,092	$(8,835)	$14,257

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)
Net income available to common stockholders	$43,480	$32,160	$126,313	$106,230
Weighted average number of common shares - basic	46,693,707	43,333,947	46,213,176	42,580,426
Effect of dilutive securities:
Employee stock-based compensation awards	2,111,164	2,855,521	2,259,481	3,380,169
Weighted average number of common shares - diluted	48,804,871	46,189,468	48,472,657	45,960,595
Basic earnings per share	$0.93	$0.74	$2.73	$2.49
Diluted earnings per share	$0.89	$0.70	$2.61	$2.31
Weighted average number of anti-dilutive equity awards	48,708	41,040	25,332	20,942
NOTE 11. INCOME TAXES
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.
The effective tax rates for the three months ended September 30, 2018 and 2017 were 23.5% and 30.2%, respectively. The decrease in the effective tax rate for the third quarter of 2018 was primarily due to the Tax Cuts and Jobs Act of 2017 (the "TCJA") which resulted in a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This was partially offset by a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $168 thousand tax benefit in the Consolidated Statements of Income for the quarter ended September 30, 2018 compared to $2.1 million for the quarter ended September 30, 2017. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards.
The effective tax rates for the nine months ended September 30, 2018 and 2017 were 21.7% and 19.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2018 was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.9 million tax benefit in the Consolidated Statements of Income for the nine months ended September 30, 2018 compared to $18.0 million for the nine months ended September 30, 2017. This was partially offset by the TCJA which resulted in a reduction in the maximum federal corporate income tax rate effective January 1, 2018, as well as higher levels of pre-tax income.

NOTE 12. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
2009 Stock Option Plan
Option grant activity for the period indicated is summarized as follows:

	2009 Stock Option Plan
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,314,924	$20.65
Granted	—	—
Exercised	(142,602)	21.15
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2018	1,172,322	$20.58
Exercisable at September 30, 2018	1,172,322	$20.58
Vested at September 30, 2018	1,172,322	$20.58
Vested and expected to vest at September 30, 2018	1,172,322	$20.58
There is no unrecognized compensation cost related to the 2009 Stock Option Plan for share awards outstanding at September 30, 2018.
2013 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2013 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,424,953	$20.79
Granted	—	—
Exercised	(245,611)	20.53
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2018	1,179,342	$20.84
Exercisable at September 30, 2018	1,179,342	$20.84
Vested at September 30, 2018	1,179,342	$20.84
Vested and expected to vest at September 30, 2018	1,179,342	$20.84
There is no unrecognized compensation cost related to the 2013 Stock Incentive Plan for share awards outstanding at September 30, 2018.

2016 Stock Incentive Plan
Option grant activity for the period indicated is summarized as follows:

	2016 Stock Incentive Plan Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	762,500	$36.64
Granted	—	—
Exercised	—	—
Forfeited	(30,000)	36.11
Expired	—	—
Outstanding at September 30, 2018	732,500	$36.66
Exercisable at September 30, 2018	—	$—
Vested at September 30, 2018	—	$—
Vested and expected to vest at September 30, 2018	732,500	$36.66
The total unrecognized compensation cost of $3.7 million related to the 2016 Stock Incentive Plan for share awards outstanding at September 30, 2018 will be recognized over a weighted average remaining period of 2.92 years.
2016 Incentive Plan - Restricted Stock Unit Awards
On February 21, 2018, the Compensation Committee granted certain non-employee Directors of the Company a portion of their Directors' compensation for fiscal year 2018 in the form of restricted stock units (the "Directors' RSUs"). Each RSU constitutes the right to receive from the Company on the date the RSU is settled, one share of Class A Common Stock of the Company. A total of 19,015 Directors' RSUs were granted with a grant date fair value of $1.1 million. Twenty-five percent (25%) of the RSUs vested on both March 31, 2018, June 30, 2018, and September 30, 2018, and an additional twenty-five percent (25%) will vest on December 31, 2018 provided the participant remains in a continuous service relationship with the Company through such applicable date. Compensation expense will be recognized on a straight-line basis over the requisite vesting period ending December 31, 2018.
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
On five different dates during the period ended September 30, 2018, the Company granted a total of 53,552 restricted shares to employees (the "Employee RSUs") that vest in-full (i.e. cliff vesting) on the 5-year anniversary of the grant date. The fair value of the Awards on the grant date was $3.0 million and will be recognized as compensation expense over the requisite vesting period ending on the respective 5-year anniversary of the Employee RSU Award's grant date.

The following table presents the activity during the nine months ended September 30, 2018 related to restricted stock units from the 2016 Plan:

	2016 Stock Incentive Plan
	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2018	96,133	$42.23	88,015	$50.34	73,144	$47.85
Granted	—	—	72,567	56.52	84,836	56.10
Vested	—	—	(20,459)	52.38	—	—
Forfeited	—	—	(5,300)	52.62	—	—
Outstanding at September 30, 2018	96,133	$42.23	134,823	$53.27	157,980	$52.28
The actual number of Performance Restricted Stock Units issued at the vesting date could range from 0% to 125% of the initial grant, depending on actual performance achieved.
A summary of selected data related to stock-based compensation expense for the nine months ended September 30, 2018 and 2017 are as follows:

	Restricted Stock Awards		Restricted Stock Unit Awards		Performance Restricted Stock Unit Awards
	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$1,968	$2,570	$1,710	$863	$1,855	$649
Unrecognized compensation expense related to stock-based compensation	$1,145	$4,216	$6,183	$1,067	$5,437	$2,851
Weighted-average life over which expense is expected to be recognized (years)	0.78	1.41	4.05	3.65	1.96	2.25
Executive Incentive Plan
During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company approved the adoption of the FCB Financial Holdings, Inc. Executive Incentive Plan (the “EIP”). The EIP provides for Annual Incentive Awards and Long-Term Incentive Awards, both of which are subject to achievement of specified performance goals.
Long-Term Incentive Awards
On March 21, 2018, the Compensation Committee granted a Long-Term Award of cash phantom units (“CPUs”) under the Long-Term Incentive component of the EIP which covers a three-year period ending December 31, 2020 (the “Performance Period”). Granted under the award is a target of 18,050 CPUs and a maximum of 22,562 CPUs to a certain Executive. Each CPU is the equivalent in value of a share of Class A Common Stock of the Company, par value $0.001 per share. The total target grant date fair value of the CPU Award was $1.0 million, up to a maximum of $1.3 million, and will be recognized on a straight-line basis as compensation expense over the requisite period ending December 31, 2020. The Company recognized $91 thousand and $193 thousand of compensation expense during the three and nine months ended September 30, 2018, respectively.
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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company’s reserve for unfunded commitments totaled $1.5 million as of September 30, 2018 and $1.1 million as of December 31, 2017.
Fees collected on off balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.
Financial Instruments Commitments
Unfunded commitments are as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to fund loans	$1,159,541	$926,405
Unused lines of credit	774,695	571,587
Commercial and standby letters of credit	50,945	46,520
Total	$1,985,181	$1,544,512
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
For the three or nine months ended September 30, 2018 and 2017, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of September 30, 2018, there were no interest rate derivatives classified as Level 3.

The following tables present the assets and liabilities measured at fair value on a recurring basis:

September 30, 2018	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$84,232	$—	$84,232
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	604,158	—	604,158
State and municipal obligations	—	22,882	—	22,882
Asset-backed securities	—	778,322	—	778,322
Corporate bonds and other debt securities	52,966	733,143	—	786,109
Preferred stocks and other equity securities	12,590	58,425	—	71,015
Derivative assets	—	31,699	—	31,699
Total	$65,556	$2,312,861	$—	$2,378,417
Liabilities:
Derivative liabilities	$—	$29,949	$—	$29,949
Total	$—	$29,949	$—	$29,949

December 31, 2017	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies and sponsored enterprises obligations	$—	$42,838	$—	$42,838
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	595,237	—	595,237
State and municipal obligations	—	26,172	—	26,172
Asset-backed securities	—	610,546	—	610,546
Corporate bonds and other debt securities	55,970	699,933	—	755,903
Preferred stocks and other equity securities	12,954	77,153	—	90,107
Derivative assets	—	11,833	—	11,833
Total	$68,924	$2,063,712	$—	$2,132,636
Liabilities:
Derivative liabilities	$—	$11,833	$—	$11,833
Total	$—	$11,833	$—	$11,833
The Company's policy is to recognize transfers into or out of a level of the fair value hierarchy as of the end of the reporting period. There were no transfers of financial assets between levels of the fair value hierarchy during the three or nine months ended September 30, 2018.
The inputs used to determine the estimated fair value of loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.
For the three or nine months ended September 30, 2018, there was not a change in the methods or significant assumptions used to estimate fair value.
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
The following table shows significant unobservable inputs used in the non-recurring fair value measurement of level 3 assets and liabilities:

Level 3 Assets:	September 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$28,969	$6,153	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100% (7.1%)
Other real estate owned	10,534	14,906	Third party appraisals	Collateral discounts and estimated cost to sell	10%

The following table provides information about certain assets measured at fair value on a non-recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Negative valuation adjustments:
Impaired loans	$122	$—	$1,715	$—
Foreclosed real estate	9	54	1,106	437
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
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

September 30, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$200,509	$200,509	$200,509	$—	$—
Available for sale debt securities	2,275,703	2,275,703	52,966	2,222,737	—
Preferred stocks and other equity securities	71,015	71,015	12,590	58,425	—
FHLB and other bank stock	65,847	65,847	—	65,847	—
Loans, net	9,263,660	9,185,518	—	—	9,185,518
Loans held for sale	980	980	—	980	—
Bank-owned life insurance	215,421	215,421	—	215,421	—
Derivative assets	31,699	31,699	—	31,699	—

Financial Liabilities:
Deposits	$10,156,115	$10,133,649	$—	$10,133,649	$—
Advances from the FHLB and other borrowings	825,558	853,004	—	853,004	—
Derivative liabilities	29,949	29,949	—	29,949	—

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$115,921	$115,921	$115,921	$—	$—
Available for sale debt securities	2,030,696	2,130,696	55,970	1,974,726	—
Preferred stocks and other equity securities	90,107	90,107	12,954	77,153	—
FHLB and other bank stock	56,881	56,881	—	56,881	—
Loans, net	7,930,639	7,877,094	—	—	7,877,094
Loans held for sale	12,736	12,736	—	12,736	—
Bank-owned life insurance	201,069	201,069	—	201,069	—
Derivative assets	11,833	11,833	—	11,833	—

Financial Liabilities:
Deposits	$8,673,927	$8,664,125	$—	$8,664,125	$—
Advances from the FHLB and other borrowings	749,113	740,941	—	740,941	—
Derivative liabilities	11,833	11,833	—	11,833	—
Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2018 and December 31, 2017, include cash and cash equivalents.
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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest Income
In-scope of Topic 606:
NSF/OD Fees	$416	$328	$1,149	$1,113
Fees on deposit accounts	850	613	2,354	1,645
Service charges and fees	1,266	941	3,503	2,758
ATM and debit card income	261	551	1,571	1,762
Safe deposit box	19	18	70	67
Merchant revenue	214	188	633	531
Ancillary fees and income	195	88	457	266
CD custody income and fees	161	—	384	—
Misc other income	100	134	581	3,922
Gain (loss) on sales of other real estate owned	(70)	(143)	43	(121)
Noninterest Income (in-scope of Topic 606)	$2,146	$1,777	$7,242	$9,185
Out-of-scope of Topic 606:
Gain (loss) on sale of loans	$142	$1,233	$92	$2,199
Gain (loss) on sale of fixed assets	(24)	6	(13)	7
Loan and other fees	5,043	2,831	13,261	8,374
Bank-owned life insurance income	1,439	1,422	4,228	4,250
Income from resolution of acquired assets	202	466	603	1,548
Gain (loss) on investment securities	(184)	690	(1,472)	1,722
Noninterest Income (out-of-scope of Topic 606)	6,618	6,648	16,699	18,100
Total noninterest income	$8,764	$8,425	$23,941	$27,285

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine months ended September 30, 2018 and should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017 with the SEC.
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
Performance Highlights
Operating and financial highlights for the three months ended September 30, 2018 include the following:

•	Net revenue of $101.4 million; $102.6 million on a fully tax equivalent basis

•	Reported and Adjusted EPS of $0.89 and $0.97 per share, respectively, on a fully diluted basis

•	New loan portfolio grew sequentially at an annualized rate of 20% excluding syndicated loan paydowns

•	New loan fundings of $491.0 million

•	Deposits grew sequentially at an annualized rate of 12%

•	Reported and Adjusted Efficiency ratio of 41.4% and 37.3%, respectively

•	Reported and Adjusted ROA of 1.42% and 1.55%, respectively

•	Tangible book value per share was $26.29

The reconciliation of certain non-GAAP financial measures, which management believes facilitates the assessment of its banking operations and peer comparability, are included in tabular form under “Non-GAAP Financial Measures”.
Analysis of Results of Operations
The Company reported net income available to common stockholders of $43.5 million, which generated diluted EPS of $0.89 in the third quarter of 2018. Net income available to common stockholders totaled $32.2 million for the third quarter of 2017, which generated diluted EPS of $0.70. The increase in net income was primarily driven by an increase in taxable income of $10.8 million and by a decrease in income tax expense of $562 thousand. The Company’s results of operations for the third quarter of 2018 produced an annualized return on average assets of 1.42% and an annualized return on average common stockholders’ equity of 12.71% compared to prior year ratios of 1.28% and 11.21%, respectively.
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

	Three Months Ended September 30,
	2018			2017
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$92,937	$448	1.91%	$39,646	$136	1.36%
New loans (4)	8,344,858	93,862	4.40%	6,982,158	69,709	3.91%
Acquired loans (4)(5)	691,785	10,275	5.94%	341,056	6,756	7.92%
Investment securities	2,438,498	24,425	3.92%	2,134,162	20,215	3.71%
Total interest-earning assets	11,568,078	129,010	4.37%	9,497,022	96,816	3.99%
Non-earning assets:
Noninterest-earning assets	552,311			473,981
Total assets	$12,120,389			$9,971,003
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,290,691	$4,093	1.26%	$1,147,669	$2,694	0.93%
Interest-bearing NOW accounts	419,712	1,252	1.18%	398,322	763	0.76%
Savings and money market accounts	2,636,801	9,249	1.39%	2,885,716	6,901	0.95%
Time deposits (6)	3,895,326	18,706	1.91%	2,161,905	6,776	1.24%
FHLB advances and other borrowings (6)	963,607	3,072	1.25%	1,030,437	3,901	1.48%
Total interest-bearing liabilities	9,206,137	36,372	1.56%	7,624,049	21,035	1.09%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,482,827			1,149,981
Other liabilities	74,606			59,139
Stockholders’ equity	1,356,819			1,137,834
Total liabilities and stockholders’ equity	$12,120,389			$9,971,003
Net interest income		$92,638			$75,781
Net interest spread			2.81%			2.90%
Net interest margin			3.18%			3.17%

	Nine Months Ended September 30,
	2018			2017
	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)	Average Balance (1)	Interest/ Expense (2)	Annualized Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$76,772	$1,052	1.83%	$41,592	$344	1.11%
New loans (4)	8,047,963	261,799	4.29%	6,675,685	192,975	3.81%
Acquired loans (4)(5)	620,564	28,553	6.13%	354,928	21,595	8.11%
Investment securities	2,347,762	68,722	3.86%	2,048,977	57,697	3.71%
Total interest-earning assets	11,093,061	360,126	4.28%	9,121,182	272,611	3.95%
Non-earning assets:
Noninterest-earning assets	525,758			471,602
Total assets	$11,618,819			$9,592,784
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,352,846	$12,041	1.19%	$1,078,718	$6,694	0.83%
Interest-bearing NOW accounts	446,679	3,483	1.04%	407,504	1,874	0.61%
Savings and money market accounts	2,796,710	26,264	1.26%	2,916,855	18,874	0.87%
Time deposits (6)	3,385,615	43,609	1.72%	2,106,550	18,835	1.20%
FHLB advances and other borrowings (6)	887,321	9,089	1.35%	900,523	8,996	1.32%
Total interest-bearing liabilities	8,869,171	94,486	1.42%	7,410,150	55,273	1.00%
Noninterest-bearing liabilities and stockholders’ equity:
Noninterest-bearing demand deposits	1,384,722			1,056,011
Other liabilities	62,634			46,430
Stockholders’ equity	1,302,292			1,080,193
Total liabilities and stockholders’ equity	$11,618,819			$9,592,784
Net interest income		$265,640			$217,338
Net interest rate spread			2.86%			2.95%
Net interest margin			3.20%			3.19%

(1)	Average balances presented are derived from daily average balances.

(2)	Interest income is presented on an actual basis and does not include taxable equivalent adjustments.

(3)	Average rates are presented on an annualized basis.

(4)	Includes loans on nonaccrual status.

(5)	Net of allowance for loan losses.

(6)	Interest expense includes the impact from premium amortization.
Third Quarter 2018 compared to Third Quarter 2017
Net interest income was $92.6 million for the third quarter of 2018, an increase of $16.9 million compared to $75.8 million for the same period in 2017. The increase in net interest income reflects a $32.2 million increase in interest income partially offset by a $15.3 million increase in interest expense. For the three months ended September 30, 2018, average earning assets increased by $2.07 billion, or 21.8%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.58 billion, or 20.8%, compared to the three months ended September 30, 2017. The increase in interest income for the third quarter of 2018 was due to a $24.2 million increase in interest income on New loans due to growth in the New loan portfolio and an increase in the average interest rate on New loans. The average balance of New loans increased $1.36 billion and the average interest rate on New loans increased 49 basis points. Interest income on acquired loans increased $3.5 million for the three months ended September 30, 2018 compared to the third quarter of 2017, primarily due to an increase in the acquired loan portfolio partially offset by a decrease in the yield on acquired loans. Interest income on investment securities increased $4.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $304.3 million, or 14.3%, increase in the average balance combined with a 21 basis point increase in the yield.
Interest expense on deposits increased $16.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $1.65 billion, or 25.0% increase in the average balance of interest-bearing deposits combined with a 48 basis point increase in the cost of deposits. Interest expense on time deposits increased $11.9 million due to a $1.73 billion increase in the average balance combined with an increase in rate of 67 basis points. Interest expense on savings and money market accounts increased $2.3 million due to an increase in rate of 44 basis points partially offset by a $248.9 million decrease in the average balance. The average rate paid on savings and money market accounts was 1.39% and 0.95% for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily driven by the recent Federal Reserve rate increases.
The net interest margin for the three months ended September 30, 2018 was 3.18%, an increase of 1 basis points compared to 3.17% for the three months ended September 30, 2017. The average rate paid on interest-bearing liabilities increased by 47 basis points for the three months ended September 30, 2018, partially offset by an increase in the average yield on interest-earning assets of 38 basis points as compared to the three months ended September 30, 2017. The increase in the average yield on interest-earning assets was primarily due to an increase in interest income for New loans due to an increase in the balance of average New loans combined with an increase in the average interest rate on New loans.

Nine Months of 2018 compared to Nine Months of 2017
Net interest income was $265.6 million for the nine months ended September 30, 2018, an increase of $48.3 million compared to $217.3 million for the same period in 2017. The increase in net interest income reflects a $87.5 million increase in interest income partially offset by a $39.2 million increase in interest expense. For the nine months ended September 30, 2018, average earning assets increased by $1.97 billion, or 21.6%, compared to the same period of the prior year, while average interest-bearing liabilities increased $1.46 billion, or 19.7%, compared to the nine months ended September 30, 2017. The increase in interest income was primarily due to a $68.8 million increase in interest income on New loans attributable to growth in the New loan portfolio combined with an increase in the average interest rate on New loans. The average balance of New loans increased $1.37 billion and the average interest rate on New loans increased 48 basis points. Interest income on acquired loans increased $7.0 million for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in the acquired loan portfolio partially offset by a decrease in in the yield on acquired loans. Interest income on investment securities increased $11.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $298.8 million, or 14.6%, increase in the average balance combined with a 15 basis point increase in the yield.

Interest expense on deposits increased $39.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $1.47 billion, or 22.6%, increase in the average balance of interest-bearing deposits combined with a 40 basis point increase in the cost of deposits. Interest expense on savings and money market accounts increased $7.4 million due to an increase in rate of 39 basis points partially offset by a $120.1 million decrease in the average balance . The average rate paid on savings and money market accounts was 1.26% and 0.87% for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily driven by the recent Federal Reserve rate increases.

The net interest margin for the nine months ended September 30, 2018 was 3.20%, an increase of 1 basis points compared to 3.19% for the nine months ended September 30, 2017. The average yield on interest-earning assets increased by 33 basis points for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, offset by the increase in the average rate paid on interest-bearing liabilities of 42 basis points. The increase in the average yield on interest-earning assets was primarily due to an increase in interest income for New loans due to an increase in the balance of average New loans combined with an increase in the average interest rate on New loans.

Provision for Loan Losses
Third Quarter 2018 compared to Third Quarter 2017
The provision for loan losses is used to maintain the ALL at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses was $2.2 million for the three months ended September 30, 2018, a decrease of $651 thousand compared to the $2.9 million provision recorded for the three months ended September 30, 2017. Provision for loan loss expense for the three months ended September 30, 2018 included a $2.3 million provision related to New loans and a $56 thousand release of provision for the acquired loan portfolio.
Net recoveries were $357 thousand for the third quarter of 2018 as compared to net recoveries of $86 thousand for the same period of 2017. Net recoveries were 0.02% of average loans on an annualized basis for the third quarter of 2018 and 0.00% of average loans for the same period of 2017.

Nine Months of 2018 compared to Nine Months of 2017
The provision for loan losses was $5.8 million for the nine months ended September 30, 2018, a decrease of $828 thousand compared to the $6.6 million provision recorded for the nine months ended September 30, 2017. Provision for loan loss expense for the nine months ended September 30, 2018 included a $7.5 million provision related to New loans and a $169 thousand release of provision for the acquired loan portfolio.

Net recoveries were $201 thousand for the nine months ended September 30, 2018 as compared to net charge-offs of $235 thousand for the same period of 2017. Net recoveries were 0.00% of average loans on an annualized basis for the nine months ended September 30, 2018 and 2017.

Noninterest Income
The following table presents a summary of noninterest income. For expanded discussion of certain significant noninterest income items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$1,266	$941	$3,503	$2,758
Loan and other fees	5,043	2,831	13,261	8,374
Bank-owned life insurance income	1,439	1,422	4,228	4,250
Income from resolution of acquired assets	202	466	603	1,548
Gain (loss) on sales of other real estate owned	(70)	(143)	43	(121)
Gain (loss) on investment securities	(184)	690	(1,472)	1,722
Other noninterest income	1,068	2,218	3,775	8,754
Total noninterest income	$8,764	$8,425	$23,941	$27,285
Third Quarter 2018 compared to Third Quarter 2017
The Company reported noninterest income of $8.8 million for the three months ended September 30, 2018, an increase of $339 thousand compared to the three months ended September 30, 2017. The increase was primarily due to an increase of $2.2 million in loan and other fees partially offset by a decrease of $1.2 million in other noninterest income. The increase in loan and other fees was primarily due to an increase in swap fee income of $2.9 million partially offset by a decrease in residential mortgage fee income of $476 thousand. The decrease in other noninterest income was primarily due to a decrease in gain on sale of loans of $1.1 million resulting from lower loan sales volume.

Nine Months of 2018 compared to Nine Months of 2017
The Company reported noninterest income of $23.9 million for the nine months ended September 30, 2018, a decrease of $3.3 million compared to the nine months ended September 30, 2017. The decrease was primarily due to a decrease of $5.0 million in other noninterest income resulting from lower loan sales volume and reduced insurance proceeds combined with a decrease of $3.2 million in gain on investment securities resulting from a decrease in realized gains on available-for-sale securities of $2.1 million combined with $1.1 million in unrealized losses on equity securities. The decrease was partially offset by an increase of $4.9 million in loan and other fees, which resulted from an increase in swap fees over the same time period.
Noninterest Expense
The following table presents a summary of noninterest expense. For expanded discussion of certain significant noninterest expense items, refer to the discussion of each component following the table presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$23,023	$20,860	$68,700	$62,843
Occupancy and equipment expenses	4,012	3,283	11,872	10,016
Loan and other real estate related expenses	545	837	2,950	3,252
Professional services	3,929	1,390	7,335	4,250
Data processing and network	3,911	3,397	11,494	9,452
Regulatory assessments and insurance	2,564	2,330	7,257	6,691
Amortization of intangibles	371	256	1,035	768
Marketing and promotions	1,768	1,130	4,930	3,423
Other operating expenses	2,205	1,756	6,842	4,880
Total noninterest expense	$42,328	$35,239	$122,415	$105,575

Third Quarter 2018 compared to Third Quarter 2017
The Company reported noninterest expense of $42.3 million for the three months ended September 30, 2018, an increase of $7.1 million, or 20.1%, compared to the three months ended September 30, 2017. The increase for the period was primarily due to increased salaries and employee benefits of $2.2 million combined with an increase in professional services expense of $2.5 million.
Salaries and employee benefits expenses increased by $2.2 million, or 10.4%, for the third quarter of 2018 compared to the prior year primarily due to increased headcount as a result of the Floridian acquisition. Employee wages increased $1.6 million and accrued bonuses increased $1.9 million, partially offset by decreases in temporary personnel expense of $696 thousand and incentive payments of $708 thousand. Professional services expense increased $2.5 million for the third quarter of 2018 compared to the prior year primarily due to increased transaction related expenses for our pending merger.

Nine Months of 2018 compared to Nine Months of 2017
The Company reported noninterest expense of $122.4 million for the nine months ended September 30, 2018, an increase of $16.8 million, or 16.0%, compared to the nine months ended September 30, 2017. The increase for the period was primarily due to increased salaries and employee benefits of $5.9 million, increased professional services expense of $3.1 million, increased data processing and network related expenses of $2.0 million as well as an increase in other operating expenses of $2.0 million.

Salaries and employee benefits expenses increased by $5.9 million or 9.3% for the nine months ended September 30, 2018 compared to the prior year primarily due to increased headcount as a result of the Floridian acquisition. The increase is primarily due to increased employee wages of $5.9 million, increased merger related severance payments of $2.0 million and increased bonus accrual of $1.5 million, partially offset by decreases in temporary personnel expense of $2.8 million and incentive payments of $1.6 million. Professional services expense increased $3.1 million primarily due to increased transaction related expenses for our pending merger. Data processing and network expenses increased $2.0 million, or 21.6%, for the nine months ended September 30, 2018 compared to the prior year primarily due to increased software license expenses of $942 thousand and data conversion costs of $649 thousand. Other operating expenses increased $2.0 million, or 40.2%, for the nine months ended September 30, 2018 compared to the prior year primarily due to an increase in off balance sheet provision expense of $981 thousand.
Provision for Income Taxes
Third Quarter 2018 compared to Third Quarter 2017
The income tax expense for the three months ended September 30, 2018 totaled $13.4 million, a decrease of $562 thousand compared to an income tax expense of $13.9 million for the three months ended September 30, 2017. The decrease in income tax expense was primarily due to a decrease in the effective tax rate for the third quarter of 2018. The effective income tax rate for the three months ended September 30, 2018 was 23.5%, compared to the effective tax rate of 30.2% for the three months ended September 30, 2017. The decrease in the effective tax rate was due to the Tax Cuts and Jobs Act of 2017 (the "TCJA") which resulted in a reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This was partially offset by a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $168 thousand tax benefit in the Consolidated Statements of Income for the quarter ended September 30, 2018 compared to $2.1 million for the three months ended September 30, 2017. The tax rate differs from the statutory rate due to the impact of tax benefits related to bank-owned life insurance, dividends received deductions and certain stock-based compensation awards compared to the prior year.

Nine Months of 2018 compared to Nine Months of 2017
The income tax expense for the nine months ended September 30, 2018 totaled $35.1 million, an increase of $8.9 million compared to an income tax expense of $26.2 million for the nine months ended September 30, 2017. The increase in income tax expense was primarily due to an increase in the effective tax rate for 2018. The effective income tax rate for the nine months ended September 30, 2018 was 21.7%, compared to the effective tax rate of 19.8% for the nine months ended September 30, 2017. The increase in the effective tax rate was due to a decrease in excess tax benefits recognized at settlement for share-based payments which resulted in recording a $2.9 million tax benefit in the Consolidated Statements of Income for the nine months ended September 30, 2018 compared to $18.0 million for the nine months ended September 30, 2017. This was partially offset by the TCJA which resulted in a reduction in the maximum federal corporate income tax rate effective January 1, 2018, as well as higher levels of pre-tax income.

Analysis of Financial Condition
Total assets were $12.43 billion at September 30, 2018, an increase of $1.76 billion, or 16.4%, from December 31, 2017. The increase in total assets includes an increase of $1.33 billion in net loans, of which New loans increased $968.0 million over the period. Acquired loans increased by $371.0 million as a result of the Floridian acquisition of $425.9 million partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs, and resolution through foreclosure and transfers to other real estate owned. The total securities portfolio was $2.41 billion at September 30, 2018, an increase of $234.9 million from December 31, 2017. The remaining increase in total assets was mainly due to increases in goodwill and other intangibles of $61.9 million attributable to the Floridian acquisition, interest-earning deposits in other banks of $68.7 million, and bank-owned life insurance of $14.4 million.
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
The Company’s available for sale debt securities portfolio primarily consists of U.S. government agencies and sponsored enterprises obligations and agency mortgage-backed securities, state and municipal obligations, corporate debt and asset-backed securities. The Company's investment portfolio also includes preferred stock and other equity securities and FHLB and other bank stock. Total investment securities totaled $2.41 billion and $2.18 billion as of September 30, 2018 and December 31, 2017, respectively. No securities were determined to be other-than-temporarily impaired as of September 30, 2018 or December 31, 2017.
As a member institution of the FHLB and the FRB, the Bank is required to own capital stock in the FHLB and the FRB. As of September 30, 2018 and December 31, 2017, the Bank held approximately $65.8 million and $56.9 million, respectively, of such stock. The FAST Act reduced the dividend rate applicable to Reserve Bank depository institution stockholders with total assets of more than $10 billion (large member banks) to the lesser of 6 percent or the most recent 10-year Treasury auction rate prior to the dividend payment. The dividend rate for other member banks remains at 6 percent. Reserve Banks typically pay dividends to member banks in June and December of each year. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or FRB. Such repurchases have historically been at par value. We monitor our investment in FHLB and FRB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2018 and December 31, 2017, respectively, management did not identify any indicators of impairment of FHLB and FRB stock.

The following table shows contractual maturities and yields on our available for sale debt securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Average yields are not presented on a tax equivalent basis.

	Maturity as of September 30, 2018
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available for sale debt securities:
U.S. Government agencies and sponsored enterprises obligations	$—	—	$6,081	0.36%	$80,860	3.11%	$—	—
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	—	76,895	2.59%	384,575	2.62%	166,198	2.94%
State and municipal obligations	—	—	—	—	1,234	4.70%	23,251	1.97%
Asset-backed securities	—	—	—	—	594,129	4.17%	186,121	4.33%
Corporate bonds and other debt securities	57,430	3.40%	290,655	4.29%	137,462	4.11%	305,583	5.10%
Total available for sale debt securities	$57,430	3.40%	$373,631	3.88%	$1,198,260	3.60%	$681,153	4.25%
As of September 30, 2018, the effective duration of the Company’s investment portfolio is estimated to be approximately 2.64 years. This estimate is derived using a variety of inputs that are subject to change based on a variety of factors, including but not limited to, changes in interest rates and prepayment speeds.
The average balance of the investment portfolio for the quarter ended September 30, 2018 totaled $2.44 billion with an annualized pre-tax yield of 3.92% during the quarter.
Except for securities issued by U.S. government agencies and sponsored enterprise obligations, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of September 30, 2018 or December 31, 2017.
Loans
Loan concentration
The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the allocation of New Loans, Acquired ASC 310-30 loans and Acquired Non-ASC 310-30 loans as of the dates presented:

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
New loans:
Commercial real estate	$2,528,748	27.2%	$2,103,788	26.4%
Owner-occupied commercial real estate	1,134,793	12.2%	987,781	12.4%
1-4 single family residential	2,245,139	24.1%	2,185,362	27.4%
Construction, land and development	754,972	8.1%	684,462	8.6%
Home equity loans and lines of credit	59,729	0.6%	59,636	0.7%
Total real estate loans	6,723,381	72.2%	6,021,029	75.5%
Commercial and industrial	1,902,045	20.5%	1,634,372	20.4%
Consumer	3,976	—%	5,984	0.1%
Total new loans	$8,629,402	92.7%	$7,661,385	96.0%
Acquired ASC 310-30 loans:
Commercial real estate	$133,778	1.5%	$104,335	1.3%
1-4 single family residential	32,240	0.3%	27,513	0.3%
Construction, land and development	28,590	0.3%	13,167	0.2%
Total real estate loans	194,608	2.1%	145,015	1.8%
Commercial and industrial	19,503	0.2%	12,631	0.2%
Consumer	1,259	—%	1,423	—%
Total acquired ASC 310-30 loans	$215,370	2.3%	$159,069	2.0%
Acquired non-ASC 310-30 loans:
Commercial real estate	$104,364	1.1%	$37,736	0.5%
Owner-occupied commercial real estate	81,408	0.9%	16,100	0.2%
1-4 single family residential	148,659	1.6%	57,695	0.7%
Construction, land and development	36,881	0.4%	5,889	0.1%
Home equity loans and lines of credit	40,131	0.4%	34,589	0.4%
Total real estate loans	411,443	4.4%	152,009	1.9%
Commercial and industrial	46,643	0.5%	5,062	0.1%
Consumer	13,950	0.1%	259	—%
Total acquired non-ASC 310-30 loans	$472,036	5.0%	$157,330	2.0%
Total loans	$9,316,808	100.0%	$7,977,784	100.0%
Total loans were $9.32 billion at September 30, 2018, an increase of 16.8% compared to $7.98 billion at December 31, 2017.
Our New loan portfolio increased by 12.6% to $8.63 billion as of September 30, 2018, as compared to $7.66 billion at December 31, 2017. The increase during the nine months ended September 30, 2018 was primarily due to organic growth in commercial real estate, owner-occupied commercial real estate and commercial and industrial.
Acquired loans were $687.4 million at September 30, 2018, an increase of $371.0 million from $316.4 million at December 31, 2017. The increase during the nine months ended September 30, 2018 was primarily due to $425.9 million of loans acquired from Floridian partially offset by the run-off of the acquired loan portfolio through receipt of payments, loan payoffs and resolutions through foreclosure and transfers to other real estate owned. During the three and nine months ended September 30, 2018, the Company sold approximately $400 thousand of acquired loans accounted for under ASC 310-30. No interest income was recognized from these sales, as well as from other acquired asset resolutions, as proceeds did not exceed the carrying value of the accounting pool in which the loans resided. During the three and nine months ended September 30, 2017, the Company sold approximately $5.0 million and $11.7 million of acquired loans accounted for under ASC 310-30. These sales, as well as other acquired asset resolutions, resulted in proceeds that exceeded the carrying value of the accounting pool in which the loans resided of $753 thousand and $3.0 million for the three and nine months ended September 30, 2017, respectively, which was recognized as interest income.
Asset Quality
The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due and foreclosed assets as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming assets (excluding acquired assets)
Nonaccrual loans:
Commercial real estate	$460	$—
Owner-occupied commercial real estate	2,440	—
1-4 single family residential	4,157	3,167
Construction, land and development	—	—
Home equity loans and lines of credit	126	126
Commercial and industrial	155	—
Consumer	—	—
Total nonaccrual loans	7,338	3,293
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	7,338	3,293
Other real estate owned (OREO)	—	—
Other foreclosed property	—	—
Total new nonperforming assets	$7,338	$3,293

Nonperforming acquired assets
Nonaccrual loans:
Commercial real estate	$3,615	$3,893
Owner-occupied commercial real estate	486	494
1-4 single family residential	1,677	1,331
Construction, land and development	—	—
Home equity loans and lines of credit	2,543	1,720
Commercial and industrial	2,816	1,622
Consumer	—	—
Total nonaccrual loans	11,137	9,060
Accruing loans 90 days or more past due	3,962	4,074
Total nonperforming loans	15,099	13,134
Other real estate owned (OREO)	10,534	14,906
Other foreclosed property	—	11
Total acquired nonperforming assets	$25,633	$28,051
Total nonperforming assets	$32,971	$31,344
Nonaccrual loans totaled $18.5 million at September 30, 2018, an increase of 49.6% from $12.4 million at December 31, 2017. Excluding acquired loans, nonperforming loans totaled $7.3 million at September 30, 2018, an increase of $4.0 million from $3.3 million at December 31, 2017.
Nonperforming assets totaled $33.0 million at September 30, 2018, an increase of $1.6 million, or 5.2%, from December 31, 2017. The increase is primarily due to increases in owner-occupied commercial real estate loans of $2.4 million, commercial and industrial loans of $1.3 million and 1-4 single family residential loans of $1.3 million partially offset by a decrease in other real estate owned of $4.4 million. Excluding acquired assets, nonperforming assets totaled $7.3 million at September 30, 2018, compared to $3.3 million at December 31, 2017.
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
The following table sets forth our asset quality ratios for the periods presented:

	September 30, 2018	December 31, 2017
Asset Quality Ratios
Asset and Credit Quality Ratios - New Loans
Nonperforming new loans to new loans receivable	0.09%	0.04%
New loan ALL to total gross new loans	0.58%	0.58%
Asset and Credit Quality Ratios - Acquired Loans
Nonperforming acquired loans to acquired loans receivable	2.20%	4.15%
Acquired loan ALL to total gross acquired loans	0.44%	0.95%
Asset and Credit Quality Ratios - Total loans
Nonperforming loans to loans receivable	0.24%	0.21%
Nonperforming assets to total assets	0.27%	0.29%
ALL to nonperforming assets	161.20%	150.41%
ALL to total gross loans	0.57%	0.59%

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

The following tables present information related to the ALL for the periods presented:

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2018	$15,381	$3,946	$7,310	$4,076	$704	$18,934	$219	$50,570
Provision (credit) for ASC 310-30 loans	(26)	(3)	14	(115)	—	(66)	(16)	(212)
Provision (credit) for non-ASC 310-30 loans	(8)	(3)	(35)	71	2	129	—	156
Provision (credit) for New loans	560	(141)	(333)	1,228	(24)	994	(8)	2,276
Provision (credit) for Unallocated	—	—	—	—	—	—	—	—
Total provision	526	(147)	(354)	1,184	(22)	1,057	(24)	2,220
Charge-offs for ASC 310-30 loans	(1)	—	(22)	—	—	—	(4)	(27)
Charge-offs for non-ASC 310-30 loans	(118)	—	—	—	—	—	—	(118)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(119)	—	(22)	—	—	—	(4)	(145)
Recoveries for ASC 310-30 loans	366	3	1	93	—	7	—	470
Recoveries for non-ASC 310-30 loans	—	—	23	—	—	—	—	23
Recoveries for New loans	—	9	—	—	—	—	—	9
Total recoveries	366	12	24	93	—	7	—	502
Ending ALL balance
ASC 310-30 loans	1,556	—	8	103	—	80	119	1,866
Non-ASC 310-30 loans	188	51	144	130	204	447	3	1,167
New loans	14,410	3,760	6,806	5,121	478	19,471	69	50,115
Unallocated	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$16,154	$3,811	$6,958	$5,354	$682	$19,998	$191	$53,148

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at July 1, 2017	$12,155	$3,286	$8,749	$4,713	$884	$11,296	$251	$41,334
Provision (credit) for ASC 310-30 loans	(41)	—	—	(38)	—	(38)	(8)	(125)
Provision (credit) for non-ASC 310-30 loans	30	(1)	(49)	(2)	(227)	(56)	1	(304)
Provision (credit) for New loans	943	342	(335)	(113)	42	933	(12)	1,800
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	932	341	(384)	(153)	(185)	839	(19)	2,871
Charge-offs for ASC 310-30 loans	—	—	—	—	—	—	—	—
Charge-offs for non-ASC 310-30 loans	(30)	—	(9)	—	—	(3)	—	(42)
Charge-offs for New loans	—	—	—	—	(3)	—	—	(3)
Total charge-offs	(30)	—	(9)	—	(3)	(3)	—	(45)
Recoveries for ASC 310-30 loans	27	—	—	—	—	70	—	97
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	—	34
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	27	—	30	—	—	74	—	131
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$13,870	$3,365	$7,978	$4,345	$674	$15,141	$272	$47,145
Provision (credit) for ASC 310-30 loans	(102)	(3)	(15)	(149)	—	(53)	(15)	(337)
Provision (credit) for non-ASC 310-30 loans	(32)	(4)	(62)	94	5	170	(3)	168
Provision (credit) for New loans	2,315	441	(963)	957	3	4,769	(52)	7,470
Provision (credit) for Unallocated	—	—	—	—	—	—	—	(1,500)
Total provision	2,181	434	(1,040)	902	8	4,886	(70)	5,801
Charge-offs for ASC 310-30 loans	(156)	—	(22)	—	—	(17)	(11)	(206)
Charge-offs for non-ASC 310-30 loans	(118)	—	—	—	—	(36)	—	(154)
Charge-offs for New loans	—	—	—	—	—	—	—	—
Total charge-offs	(274)	—	(22)	—	—	(53)	(11)	(360)
Recoveries for ASC 310-30 loans	366	3	19	106	—	24	—	518
Recoveries for non-ASC 310-30 loans	—	—	23	—	—	—	—	23
Recoveries for New loans	11	9	—	—	—	—	—	20
Total recoveries	377	12	42	106	—	24	—	561
Ending ALL balance
ASC 310-30 loans	1,556	—	8	103	—	80	119	1,866
Non-ASC 310-30 loans	188	51	144	130	204	447	3	1,167
New loans	14,410	3,760	6,806	5,121	478	19,471	69	50,115
Unallocated	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$16,154	$3,811	$6,958	$5,354	$682	$19,998	$191	$53,148

	Commercial Real Estate	Owner- Occupied Commercial Real Estate	1- 4 Single Family Residential	Construction, Land and Development	Home Equity Loans and Lines of Credit	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$10,123	$2,597	$7,379	$4,677	$648	$12,245	$228	$37,897
Provision (credit) for ASC 310-30 loans	(623)	—	31	(49)	—	(118)	(92)	(851)
Provision (credit) for non-ASC 310-30 loans	(15)	3	(48)	(11)	(12)	(66)	(28)	(177)
Provision (credit) for New loans	3,728	1,027	1,098	(14)	70	253	(5)	6,157
Provision (credit) for Unallocated	—	—	—	—	—	—	—	1,500
Total provision	3,090	1,030	1,081	(74)	58	69	(125)	6,629
Charge-offs for ASC 310-30 loans	(9)	—	(35)	(43)	—	(29)	—	(116)
Charge-offs for non-ASC 310-30 loans	(30)	—	(69)	—	(7)	(3)	—	(109)
Charge-offs for New loans	(131)	—	—	—	(3)	(150)	—	(284)
Total charge-offs	(170)	—	(104)	(43)	(10)	(182)	—	(509)
Recoveries for ASC 310-30 loans	41	—	—	—	—	70	100	211
Recoveries for non-ASC 310-30 loans	—	—	30	—	—	4	29	63
Recoveries for New loans	—	—	—	—	—	—	—	—
Total recoveries	41	—	30	—	—	74	129	274
Ending ALL balance
ASC 310-30 loans	1,664	—	25	147	—	200	152	2,188
Non-ASC 310-30 loans	331	64	214	36	224	311	7	1,187
New loans	11,089	3,563	8,147	4,377	472	11,695	73	39,416
Unallocated	—	—	—	—	—	—	—	1,500
Balance at September 30, 2017	$13,084	$3,627	$8,386	$4,560	$696	$12,206	$232	$44,291

The following table presents the allocation of the ALL for the periods presented. The entire amount of the allowance is available to absorb losses occurring in any category of loans.

	September 30, 2018		December 31, 2017
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
New loans:
Real estate loans:
Commercial real estate	$14,410	27.2%	$12,084	26.4%
Owner-occupied commercial real estate	3,760	12.2%	3,310	12.4%
1-4 single family residential	6,806	24.1%	7,769	27.4%
Construction, land and development	5,121	8.1%	4,164	8.6%
Home equity loans and lines of credit	478	0.6%	475	0.7%
Total real estate loans	30,575	72.2%	27,802	75.5%
Other loans:
Commercial and industrial	19,471	20.5%	14,702	20.4%
Consumer	69	—%	121	0.1%
Total other loans	19,540	20.5%	14,823	20.5%
Total new loans	$50,115	92.7%	$42,625	96.0%
Acquired ASC 310-30 loans:
Real estate loans:
Commercial real estate	$1,556	1.5%	$1,448	1.3%
1-4 single family residential	8	0.3%	25	0.3%
Construction, land and development	103	0.3%	145	0.2%
Total real estate loans	1,667	2.1%	1,618	1.8%
Other loans:
Commercial and industrial	80	0.2%	126	0.2%
Consumer	119	—%	145	—%
Total other loans	199	0.2%	271	0.2%
Total Acquired ASC 310-30 loans	$1,866	2.3%	$1,889	2.0%
Acquired Non-ASC 310-30 loans:
Real estate loans:
Commercial real estate	$188	1.1%	$338	0.5%
Owner-occupied commercial real estate	51	0.9%	55	0.2%
1-4 single family residential	144	1.6%	184	0.7%
Construction, land and development	130	0.4%	36	0.1%
Home equity loans and lines of credit	204	0.4%	199	0.4%
Total real estate loans	717	4.4%	812	1.9%
Other loans:
Commercial and industrial	447	0.5%	313	0.1%
Consumer	3	0.1%	6	—%
Total other loans	450	0.6%	319	0.1%
Total Acquired Non-ASC 310-30 loans	$1,167	5.0%	$1,131	2.0%
Unallocated:	$—	—%	$1,500	—%
Total loans	$53,148	100.0%	$47,145	100.0%

As of September 30, 2018, our New loans have exhibited limited delinquency and credit loss history restricting the establishment of an observable loss trend. Given this lack of sufficient loss history on the New loan portfolio, general loan loss factors are established based on the industry historical loss rates segmented by portfolio and asset categories. The historical loss factors are adjusted to reflect trends in delinquencies and nonaccruals by loan portfolio segment, current industry conditions, including real estate market trends; general economic conditions; credit concentrations by portfolio and asset categories; and portfolio quality, which encompasses an assessment of the quality and relevance of borrowers’ financial information and collateral valuations and average risk rating and migration trends within portfolios and asset categories. Other adjustments for qualitative factors may be made to the allowance after an assessment of internal and external influences on credit quality and loss severity that are not fully reflected in the historical loss or risk rating data. For these measurements, the Company uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a role in recording the allowance estimates. Qualitative adjustments are considered for: portfolio credit quality trends, including levels of delinquency, charge-offs, nonaccrual, restructuring and other factors; policy and credit standards, including quality and experience of lending and credit management; and general economic factors, including national, regional and local conditions and trends.
The ALL increased $6.0 million to $53.1 million at September 30, 2018 from $47.1 million at December 31, 2017, primarily due to the increase in New loans of $968.0 million. The ALL as a percentage of nonperforming assets and the ALL as a percentage of total gross loans was 161.20% and 0.57% as of September 30, 2018, compared to 150.41% and 0.59% at December 31, 2017. The increase in the ALL as a percentage of nonperforming assets was primarily the result of growth in new commercial and industrial loans.
Net recoveries were $357 thousand for the third quarter of 2018 compared to $86 thousand for the third quarter of 2017. Net recoveries were 0.02% of average loans on an annualized basis for the third quarter of 2018, compared to 0.00% for the same period in 2017.

Net recoveries were $201 thousand for the nine months ended September 30, 2018 compared to net charge-offs of $235 thousand for the same period in 2017. Net recoveries were 0.00% and net charge-offs were 0.00% of average loans on an annualized basis for the nine months ended September 30, 2018 and 2017, respectively.
Other Real Estate Owned
The following table shows the composition of other real estate owned as of the periods presented:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial real estate	$765	$3,578
1-4 single family residential	171	1,165
Construction, land and development	9,598	10,163
Total	$10,534	$14,906

The following table summarizes the activity related to other real estate owned for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$11,159	$18,540	$14,906	$19,228
Additions/adjustments from acquisition	—	—	111	—
Transfers/adjustments from loan portfolio	30	406	266	1,800
Capitalized improvements	(9)	—	(9)	—
Impairments	—	(54)	(1,097)	(437)
Sales	(646)	(1,293)	(3,643)	(2,992)
Balance at end of period	$10,534	$17,599	$10,534	$17,599
Total OREO held by the Company was $10.5 million as of September 30, 2018, a decrease of $4.4 million from December 31, 2017. The decrease in other real estate owned was primarily due to OREO sales of $3.6 million and impairments of $1.1 million during the nine months ended September 30, 2018, partially offset by $266 thousand in transfers from the loan portfolio.
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
The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$213,982	$198,250	$201,069	$198,438
Additions from business combination	—	—	10,489	—
Net gain in cash surrender value	1,439	1,422	4,228	4,250
Mortality-related reduction in cash surrender value	—	—	(365)	(3,016)
Balance at end of period	$215,421	$199,672	$215,421	$199,672
The company recognized $1.4 million of BOLI income for the three months ended September 30, 2018 and 2017, resulting in a pre-tax yield of 2.70% and 2.88%, respectively. The company recognized $4.2 million of BOLI income for the nine months ended September 30, 2018 and 2017, resulting in a pre-tax yield of 2.71% and 2.91%, respectively. The total death benefit of the BOLI policies at September 30, 2018 and December 31, 2017 totaled $610.3 million and $585.6 million, respectively.
Deposits
We expect deposits to be our primary funding source in the future as we continue to optimize our deposit mix. We will continue to shift our deposit composition from floating higher rate money market deposits to lower cost demand deposits and fixed cost time deposits to lock in rate.
The following table shows the deposit mix as of the periods presented:

	September 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,577,741	15.5%	$1,236,685	14.3%
Interest-bearing demand deposits	1,207,859	11.9%	1,454,097	16.8%
Interest-bearing NOW accounts	410,226	4.0%	363,191	4.2%
Savings and money market accounts	2,607,093	25.7%	3,013,237	34.7%
Time deposits	4,353,196	42.9%	2,606,717	30.0%
Total deposits	$10,156,115	100.0%	$8,673,927	100.0%
Total deposits at September 30, 2018 were $10.16 billion, an increase of $1.48 billion, or 17.1%, from December 31, 2017. The increase in deposits consisted of a $1.75 billion increase in time deposits partially offset by a $264.3 million decrease in core deposits. Core deposits include demand deposit, NOW accounts, savings and money market accounts and represent 57.1% of total deposits at September 30, 2018, a decrease from 70.0% at December 31, 2017.

The overall increase in deposits was primarily due to the Company's promotional efforts on time deposits growth as well as the Floridian acquisition combined with the retail marketing efforts and commercial relationship growth. The average rate paid on deposits for the three months ended September 30, 2018 was 1.36%. This represents an increase of 48 basis points as compared to the average rate paid on deposits of 0.88% for the three months ended September 30, 2017. The average rate paid on deposits for the nine months ended September 30, 2018 was 1.22%. This represents an increase of 40 basis points as compared to the average rate paid on deposits of 0.82% for the nine months ended September 30, 2017.
The following table shows the remaining maturity of time deposits of $100,000 and greater as of the period presented:

September 30, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$389,581
After three months through six months	299,139
After six months through twelve months	1,583,104
After twelve months	733,314
Total	$3,005,138
Borrowings
In addition to deposits, we utilize advances from the FHLB and other borrowings, such as securities sold under repurchase agreements, as a supplementary funding source to finance our operations. FHLB advances are secured by stock, qualifying first residential mortgages, commercial real estate loans, home equity loans and investment securities.
Total borrowings consisted of the following as of the periods presented:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
FHLB advances	$750,000	$670,000
Securities sold under repurchase agreements	48,357	50,336
Retail repurchase agreements	27,201	28,777
Total borrowings	$825,558	$749,113
At September 30, 2018, total borrowings were $825.6 million, an increase of $76.4 million, or 10.2%, from $749.1 million at December 31, 2017. The increase in total borrowings was due to the overall growth in the balance sheet.
Short-term borrowings consist of debt with maturities of one year or less and the current portion of long-term debt. The following table is a summary of short-term borrowings for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Short-Term FHLB advances:
Maximum outstanding at any month-end during the period	$467,000	$475,000	$467,000	$635,300
Balance outstanding at end of period	150,000	238,000	150,000	238,000
Average outstanding during the period	335,924	392,546	322,183	440,400
Average interest rate during the period	1.82%	1.17%	1.70%	0.99%
Average interest rate at the end of the period	1.48%	1.16%	1.48%	1.16%

Stockholders’ Equity
The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,336,931	$1,117,278	$1,179,172	$982,441
Net income	43,480	32,160	126,313	106,230
Stock issued in connection with acquisition	—	—	94,122	—
Stock-based compensation and warrant expense	2,445	2,214	6,635	5,970
Stock issued in connection with equity awards and warrants	478	5,901	8,060	43,223
Shares surrendered for tax withholding obligations	—	—	(2,066)	—
Other	—	(13)	(350)	(43)
Other comprehensive income (loss)	(5,848)	(1,467)	(34,400)	18,252
Balance at end of period	$1,377,486	$1,156,073	$1,377,486	$1,156,073
For the three months ended September 30, 2018, the Company reported net income of $43.5 million, an increase of $11.3 million, compared to a net income of $32.2 million for the three months ended September 30, 2017. The Company’s results of operations for the period ended September 30, 2018 produced an annualized return on average assets of 1.42% and an annualized return on average common stockholders’ equity of 12.71% compared to prior year ratios of 1.28% and 11.21%, respectively.

For the nine months ended September 30, 2018, the Company reported net income of $126.3 million, an increase of $20.1 million, compared to a net income of $106.2 million for the nine months ended September 30, 2017. The Company’s results of operations for the period ended September 30, 2018 produced an annualized return on average assets of 1.45% and an annualized return on average common stockholders’ equity of 12.97% compared to prior year ratios of 1.48% and 13.15%, respectively.
Stockholders’ equity totaled $1.38 billion as of September 30, 2018, an increase of $198.3 million from $1.18 billion as of December 31, 2017, primarily driven by stock issued in connection with the acquisition of Floridian of $94.1 million, net income of $126.3 million, and exercises of stock options and warrants, net of shares surrendered for tax withholding, of $6.0 million partially offset by other comprehensive loss of $34.4 million from decreases in the fair value of the investment portfolio due to a rise in market interest rates.
Warrants
The following table presents the activity during the nine months ended September 30, 2018 related to the Amended 2009 Warrants:

	Amended 2009 Warrants
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,274,022	$26.75
Granted	—	—
Exercised	(408,932)	26.56
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2018	865,090	$26.84
All warrants outstanding as of September 30, 2018 were vested and exercisable.

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
Information presented for September 30, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
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
The Company and Bank’s regulatory capital ratios, excluding the impact of the capital conservation buffer, are as follows:

September 30, 2018	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,249,237	10.42%	$479,502	4.0%	$599,377	5.0%
Common equity tier 1 capital ratio	1,249,237	11.71%	480,008	4.5%	693,345	6.5%
Tier 1 risk-based capital ratio	1,249,237	11.71%	640,010	6.0%	853,347	8.0%
Total risk-based capital ratio	1,303,896	12.22%	853,347	8.0%	1,066,684	10.0%

Bank
Tier 1 leverage ratio	$1,120,368	9.49%	$472,091	4.0%	$590,114	5.0%
Common equity tier 1 capital ratio	1,120,368	10.69%	471,443	4.5%	680,973	6.5%
Tier 1 risk-based capital ratio	1,120,368	10.69%	628,590	6.0%	838,121	8.0%
Total risk-based capital ratio	1,175,027	11.22%	838,121	8.0%	1,047,651	10.0%

December 31, 2017	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 leverage ratio	$1,079,851	10.50%	$411,177	4.0%	$513,972	5.0%
Common equity tier 1 capital ratio	1,079,851	11.87%	409,482	4.5%	591,475	6.5%
Tier 1 risk-based capital ratio	1,079,851	11.87%	545,977	6.0%	727,969	8.0%
Total risk-based capital ratio	1,128,889	12.41%	727,969	8.0%	909,961	10.0%

Bank
Tier 1 leverage ratio	$927,426	9.19%	$403,527	4.0%	$504,409	5.0%
Common equity tier 1 capital ratio	927,426	10.43%	400,187	4.5%	578,047	6.5%
Tier 1 risk-based capital ratio	927,426	10.43%	533,582	6.0%	711,443	8.0%
Total risk-based capital ratio	975,663	10.97%	711,443	8.0%	889,304	10.0%
At September 30, 2018, our Company and Bank met all the capital adequacy requirements to which they were subject. At September 30, 2018, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since September 30, 2018 that would materially adversely change the Company’s or Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank and, with respect to certain provisions, the Company, is also subject to an Order of the FDIC, dated January 22, 2010 (the "Order"), issued in connection with the FDIC’s approval of the Bank’s application for federal deposit insurance. The Order requires, among other things, that the Bank, the Company, our founders and certain of our stockholders comply with all applicable provisions of the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions ("SOP") and that the Bank maintain capital levels sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors (as defined in the Order) subject to the SOP. As of September 30, 2018 and December 31, 2017, we believe the Company and Bank both had capital levels that exceeded the regulatory guidelines for a “well capitalized” institution.
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
The Bank has access to additional borrowings through secured FHLB and FRB advances, unsecured borrowing lines from correspondent banks and repurchase agreements. At September 30, 2018, the Company had additional capacity to borrow from the FHLB and FRB of $1.40 billion and $30.8 million, respectively. Also, at September 30, 2018, the Company has unused credit lines with financial institutions of $540.0 million.
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
On April 27, 2015, the Company approved a stock repurchase program (subsequently modified) under which the Company is authorized to acquire up to an aggregate of $70 million of its Class A Common Stock. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. Shares repurchased under the program will be made using the Company’s own cash resources and are expected to be held as treasury shares. As of September 30, 2018, the Company has repurchased $58.7 million of its Class A Common Stock under the stock repurchase program.
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
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. Our reserve for unfunded commitments totaled $1.5 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively.
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
The following table summarizes commitments as of the dates presented:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to fund loans	$1,159,541	$926,405
Unused lines of credit	774,695	571,587
Commercial and standby letters of credit	50,945	46,520
Total	$1,985,181	$1,544,512
Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months.

Non-GAAP Financial Measures
The Company views certain non-operating items, including but not limited to merger related and restructuring charges, gain/(loss) on investment securities and their corresponding tax effect, as adjustments to net income. Non-operating adjustments for the third quarter of 2018 include $3.0 million of transaction related expenses for our pending merger, $332 thousand of data processing and system conversion expense, $292 thousand of other operating expense, $36 thousand of severance and salary expense, and $184 thousand loss on investment securities.
The following reconciliation provides a more detailed analysis of this non-GAAP financial measure:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP Financial Measures - Adjusted Net Income
(Unaudited)
	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Net Income	$43,480	$42,734	$40,099	$18,964	$32,160
Pre-tax Adjustments
Noninterest income
Less: gain (loss) on investment securities	(184)	116	(1,404)	211	690
Noninterest expenses
Salaries and employee benefits	36	2,031	826	115	51
Occupancy and equipment	—	436	3	—	—
Professional services	3,000	9	911	148	—
Data processing and network fees	332	4	539	—	—
Other operating expenses	292	207	277	65	125
Taxes
Tax effect of adjustments	19	646	(3,398)	16,212	2,541
Adjusted Net Income	$47,343	$45,951	$40,661	$35,293	$34,187

Average assets	$12,120,389	$11,760,939	$10,962,404	$10,382,043	$9,971,003
ROA	1.42%	1.46%	1.48%	0.72%	1.28%
Adjusted ROA	1.55%	1.57%	1.50%	1.35%	1.36%
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

The following table reconciles this non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share for the periods presented:

FCB Financial Holdings, Inc.
Reconciliation of Non-GAAP measures - Tangible Book Value Per Share
(Unaudited)
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands, except share and per share data)
Total assets	$12,433,356	$12,192,299	$11,662,113	$10,677,079	$10,229,332
Less:
Goodwill and other intangible assets	146,742	147,113	147,738	84,872	85,127
Tangible assets	$12,286,614	$12,045,186	$11,514,375	$10,592,207	$10,144,205
Total stockholders’ equity	$1,377,486	$1,336,931	$1,304,142	$1,179,172	$1,156,073
Less:
Goodwill and other intangible assets	146,742	147,113	147,738	84,872	85,127
Tangible stockholders’ equity	$1,230,744	$1,189,818	$1,156,404	$1,094,300	$1,070,946
Shares outstanding	46,809,305	46,765,902	46,620,627	44,371,104	43,728,302
Tangible book value per share	$26.29	$25.44	$24.80	$24.66	$24.49
Average assets	$12,120,389	$11,760,939	$10,962,404	$10,382,043	$9,971,003
Average equity	$1,356,819	$1,320,246	$1,228,400	$1,173,488	$1,137,834
Average goodwill and other intangible assets	$146,934	$147,525	$105,988	$84,996	$85,257
Tangible average equity to tangible average assets	10.1%	10.1%	10.3%	10.6%	10.6%
Tangible common equity ratio	10.0%	9.9%	10.0%	10.3%	10.6%
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
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2017 to September 30, 2018. For additional disclosure of our market risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC.

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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings
The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, statements of income or cash flows. See Note 13 “Commitments and Contingencies” and Note 2 "Business Combinations" in the “Notes to Consolidated Financial Statements.”
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

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on July 25, 2018)

10.36
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Kent Ellert (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on July 25, 2018)

10.37
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Vincent Tese (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on July 25, 2018)

10.38
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Les Lieberman (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on July 25, 2018)

10.39
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and James E. Baiter (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on July 25, 2018)

10.40
Letter Agreement, dated July 23, 2018, between Florida Community Bank, National Association and Jack Partagas (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on July 25, 2018)

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

FCB Financial Holdings, Inc. (Registrant)

Date:	November 7, 2018	/s/ Kent S. Ellert
Kent S. Ellert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	/s/ Jack Partagas
Jack Partagas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)